Form 10-Q
period 2023-03-31
Phillip Street Middle Market Lending Fund LLC
filed 2023-05-09
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2023, there were 4,955,147 units of the limited liability company's common units outstanding.

Phillip Street Middle Market Lending Fund LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $24,021 and $17,360)	$24,041	$17,352
Investments in affiliated money market fund (cost of $67,071 and $79,725)	67,071	79,725
Cash	2,254	104
Interest and dividends receivable	252	144
Deferred financing costs	3,510	—
Deferred offering costs	646	822
Other assets	105	—
Total assets	$97,879	$98,147
Liabilities
Interest and other debt expenses payable	$217	$—
Management fees payable	—	97
Professional fees payable	90	221
Accrued organization costs	25	217
Accrued deferred offering costs	228	788
Accrued expenses and other liabilities	125	164
Total liabilities	$685	$1,487
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common Unit (4,955,147 units issued and outstanding as of March 31, 2023 and December 31, 2022)	97,054	97,054
Distributable earnings (loss)	140	(394)
Total members' capital	$97,194	$96,660
Total liabilities and members' capital	$97,879	$98,147
Net asset value per unit	$19.61	$19.51

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended March 31,
2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$664
Other income	6
From non-controlled affiliated investments:
Dividend income	787
Total investment income	$1,457
Expenses:
Interest and other debt expenses	$272
Management fees	286
Directors’ fees	28
Professional fees	152
Offering costs	351
Other general and administrative expenses	148
Total expenses	$1,237
Management fee waiver	(286)
Net expenses	$951
Net investment income (loss)	$506
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	28
Net realized and unrealized gains (losses)	$28
Net increase (decrease) in members' capital from operations	$534
Weighted average units outstanding	4,955,147
Net investment income (loss) per unit (basic and diluted)	$0.10
Earnings (loss) per unit (basic and diluted)	$0.11

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

For the Three Months Ended March 31,
2023

Members' capital at beginning of period	$96,660
Net increase (decrease) in member's capital from operations:
Net investment income (loss)	$506
Net realized gain	—
Net change in unrealized appreciation (depreciation)	28
Net increase (decrease) in members' capital from operations	$534
Total increase in members' capital	$534
Members' capital at end of period	$97,194

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended March 31,
2023

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$534
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(6,701)
Investments in affiliated money market fund, net	12,654
Proceeds from sales of investments and principal repayments	67
Net change in unrealized (appreciation) depreciation on investments	(28)
Amortization of premium and accretion of discount, net	(27)
Amortization of deferred financing costs	99
Amortization of deferred offering costs	351
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(108)
(Increase) decrease in other assets	(105)
Increase (decrease) in interest and other debt expenses payable	173
Increase (decrease) in professional fees payable	(131)
Increase (decrease) in management fees payable	(97)
Increase (decrease) in accrued organization costs	(192)
Increase (decrease) in accrued expenses and other liabilities	(39)
Net cash provided by (used for) operating activities	$6,450
Cash flows from financing activities:
Offering costs paid	(735)
Financing costs paid	(3,565)
Net cash provided by (used for) financing activities	$(4,300)
Net increase (decrease) in cash	$2,150
Cash, beginning of period	104
Cash, end of period	$2,254
Supplemental and non-cash activities
Accrued but unpaid deferred financing costs	$44
Accrued but unpaid offering costs	$228

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 24.74%
DFS Holding Company, Inc.	Distributors	11.66%	S + 7.00%	01/31/29	$4,787	$4,646	$4,715	(4)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	997	(14)	(15)	(4) (5)
Groundworks, LLC	Diversified Consumer Services	11.36%	S + 6.50%	03/14/30	2,146	2,082	2,082	(4)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	125	(4)	(4)	(4) (5)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	392	(6)	(6)	(4) (5)
Onyx CenterSource, Inc.	Software	12.80%	S + 7.75%	12/06/27	9,244	8,981	8,966	(4) (6)
Onyx CenterSource, Inc.	Software		S + 7.75%	12/06/27	733	(21)	(22)	(4) (5) (6)
Spotless Brands, LLC	Diversified Consumer Services	11.50%	S + 6.75%	07/25/28	8,623	8,376	8,365	(4) (6)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.75%	07/25/28	1,333	(19)	(40)	(4) (5) (6)
Total 1st Lien/Senior Secured Debt						24,021	24,041
Investments in Affiliated Money Market Fund - 69.01%
Goldman Sachs Financial Square Government Fund - Institutional Shares					67,071	$67,071	$67,071	(7) (8)
Total Investments in Affiliated Money Market Fund						67,071	67,071
Total Investments - 93.75%						$91,092	$91,112

(1)	Percentages are based on members' capital.

(2)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, the rate for the 3 month S was 4.91%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$").

(4)

Represents co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(7)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(8)	The annualized seven-day yield as of March 31, 2023 is 4.72%.

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2022

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

(1)

Represents co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

On October 19, 2022, the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring Units of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice. On March 1, 2023, the Company’s board of directors (the “Board of Directors” or the “Board”) approved an amended and restated limited liability company agreement.

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies and corporate debt of portfolio companies.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, Phillip Street Middle Market Lending Investments LLC ("SPV") and Phillip Street Middle Market Lending Investments Holdings LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

For the Three Months Ended March 31,
2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2

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

Certain investments may have contractual payment in kind ("PIK") interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2023, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the valuation designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

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
4.
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
5.
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
6.
Through the Asset Management Valuation Committee, the Valuation Designee, discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $2,254 and $104.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2022. So long as the Company qualifies for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statement of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Ally Bank (the “Credit Facility”). These costs are amortized using the straight-line method over the respective term of the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the three months ended March 31, 2023, Management Fees amounted to $286 and the Investment Adviser voluntarily waived $286 of its Management Fees. As of March 31, 2023, $0 remained payable.

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

For the three months ended March 31, 2023, the Company did not earn any Incentive Fees. As of March 31, 2023, $0 remained payable.

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

For the three months ended March 31, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $70. As of March 31, 2023, $70 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2023, the Company incurred expenses for services provided by the Transfer Agent of $13. As of March 31, 2023, $28 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of March 31, 2023 and December 31, 2022. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31,2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$79,725	$12,772	$(25,426)	$—	$—	$67,071	$787
Total Non-Controlled Affiliates	$79,725	$12,772	$(25,426)	$—	$—	$67,071	$787
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$105,823	$(26,098)	$—	$—	$79,725	$136
Total Non-Controlled Affiliates	$—	$105,823	$(26,098)	$—	$—	$79,725	$136

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2023 and December 31, 2022, there were $46 and $53, respectively, included within Professional fees payable, $228 and $788, respectively, included within Accrued deferred offering costs, $25 and $217, respectively, included within Accrued organization costs, and $44 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$24,021	$24,041	$17,360	$17,352
Total investments	$24,021	$24,041	$17,360	$17,352

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value		Net Assets
Diversified Consumer Services	43.2%	10.7%	48.3%		8.7%
Software	37.2	9.2	51.7		9.3
Distributors	19.6	4.8	—	(1)	—	(1)
Total	100.0%	24.7%	100.0%		18.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2023	December 31, 2022
United States	100.0%	100.0%
Total	100.0%	100.0%

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

Derivative Contracts

Over-the-counter ("OTC") derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2023 and December 31,2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$17,269	Discounted cash flows	Discount Rate	10.7% - 11.8%	11.2%

(1)
As of March 31, 2023, included within Level 3 Assets of $24,041 is an amount of $6,772 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $17,269 or 71.8% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2022, there were no unobservable inputs developed by the Investment Adviser for any level 3 assets. As of December 31, 2022, all level 3 assets were valued at transaction price.
(3)
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
(4)
The range for an asset category consisting of a single investment is not meaningful and therefore has been excluded.
(5)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$24,041	$24,041	$—	$—	$17,352	$17,352
Investments in Affiliated Money Market Fund	67,071	—	—	67,071	79,725	—	—	79,725
Total	$67,071	$—	$24,041	$91,112	$79,725	$—	$17,352	$97,077

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31,2023
1st Lien/Senior Secured Debt	$17,352	$6,701	$—	$28	$(67)	$27	$—	$—	$24,041	$28
Total assets	$17,352	$6,701	$—	$28	$(67)	$27	$—	$—	$24,041	$28

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

The Company's outstanding debt was as follows:

	As of March 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$250,000	$250,000	$—
Total debt	$250,000	$250,000	$—

(1)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

Credit Facility

SPV entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. The Company serves as collateral manager under the Credit Facility.

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.75% per annum. SPV pays a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments and thereafter between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments.

The Credit Facility is drawable in USD. As of March 31, 2023, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. SPV and the Company are in compliance with these covenants.

Costs of $3,609 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility using the straight-line method. As of March 31, 2023, outstanding deferred financing costs were $3,510.

The below table presents the summary information of the Credit Facility:

For the Three Months Ended March 31,
2023
Borrowing interest expense	$—
Facility fees	173
Amortization of financing costs	99
Total	$272
Weighted average interest rate	0.00%
Average outstanding balance*	$-

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$652,500	13%	$750,010	$652,500	13%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
DFS Holding Company, Inc.	$997	$8,165
Groundworks, LLC	517	—
Onyx CenterSource, Inc.	733	733
Spotless Brands, LLC	1,333	1,333
Total 1st Lien/Senior Secured Debt	$3,580	$10,231
Total	$3,580	$10,231

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

There were no capital drawdowns for the three months ended March 31, 2023.

Distributions

The Company has a voluntary distribution reinvestment plan (the "DRIP") that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a Unitholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the Unitholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested by the plan administrator, as agent for the Unitholders in administering the DRIP, in additional Units of the same class of Units, rather than receiving the cash distribution. Participation in the DRIP is completely voluntary. The company will use newly issued units to implement the DRIP. The number of Units to be issued to a Unitholder is determined by dividing the total dollar amount of the distribution payable to such Unitholder, net of any applicable withholding tax, by the then-current NAV per Unit. For purposes of this calculation, the NAV per Unit may be based on the NAV per Unit calculated at the end of the most recent calendar month prior to the date of the applicable distribution, subject to adjustments for material changes and to the limitations of the Investment Company Act. The Company may terminate the DRIP upon notice in writing to each participant at least 60 days prior to any record date for the payment of any distribution by the Company. The Initial Member has opted out of the DRIP. For the three months ended March 31, 2023, the Board of Directors did not declare any distribution.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

For the Three Months Ended March 31,
2023
Net increase (decrease) in Members' Capital from operations	$534
Weighted average units outstanding	4,955,147
Basic and diluted earnings (loss) per units	$0.11

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Three Months Ended March 31,
2023
Per Unit Data:(1)
Members' Capital, beginning of period	$19.51
Net investment income (loss)	0.10
Net realized and unrealized gains (losses)(2)(3)	—
Net increase (decrease) in Members' Capital from operations(2)	$0.10
Total increase (decrease) in Members' Capital	$0.10
Members' Capital, end of period	$19.61
Units outstanding, end of period	4,955,147
Weighted average units outstanding	4,955,147
Total return based on Members' Capital (4)	0.51%
Supplemental Data/Ratio(5):
Members' Capital, end of period	$97,194
Ratio of net expenses to average Members' Capital	3.98%
Ratio of net expenses before Management fee waiver to average Members' Capital	5.18%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	2.84%
Ratio of interest and other debt expenses to average Members' Capital	1.14%
Ratio of incentive fees to average Members' Capital	—%
Ratio of total expenses to average Members' Capital	5.18%
Ratio of net investment income to average Members' Capital	2.12%
Portfolio turnover	—%

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns.
(3)
Amount rounds to less than $0.01.
(4)
Calculated as the change in members' capital per Unit during the period plus dividends declared per Unit, divided by the beginning members' capital per Unit.
(5)
Ratios are annualized, except for, as applicable, organization costs.

11. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. The Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Phillip Street Middle Market Lending Fund LLC or Phillip Street Middle Market Lending Fund LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,”, our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a RIC, and we expect to qualify annually for tax treatment, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through March 31, 2023, we have originated $27.6 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2022.

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

As a BDC, we generally will be prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the Investment Company Act and the rules thereunder, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets. are not listed on a national securities exchange and therefore are eligible portfolio companies.

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
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our administrator, transfer agent or sub-transfer agent;
•
the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of our common units of our limited liability company interests (the "Units");
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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by investments and/or pledges of undrawn commitments). Our secured credit facility (the “Credit Facility”) with Ally Bank ("Ally"), as administrative agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$24.02	$24.04	100.0%	$17.36	$17.35	100.0%
Total investments	$24.02	$24.04	100.0%	$17.36	$17.35	100.0%

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.8%	12.7%	12.5%	12.5%
Total Portfolio	12.8%	12.7%	12.5%	12.5%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2023	December 31, 2022
Number of portfolio companies	4	3
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.6x	5.6	x
Weighted average interest coverage(3)	1.5x	1.5	x
Median EBITDA(3)	$93.82 million	$44.80 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of March 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 0% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	0.0%
Grade 2	24.04	100.0	17.35	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$24.04	100.0%	$17.35	$100.00

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$24.02	100.0%	$17.36	100.0%
Non-accrual	—	—	—	—
Total Investments	$24.02	100.0%	$17.36	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended March 31,
2023
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2.59
Total	$2.59
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.07
Total	$0.07
Net increase in portfolio	$2.52
Number of new portfolio companies with new investment commitments	1
Total new investment commitment amount in new portfolio companies	$2.59
Average new investment commitment amount in new portfolio companies	$2.59
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.9
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.0%
Weighted average yield on new investment commitments(5)	12.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.0%
Weighted average yield on investments sold or repaid(7)	12.0%

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
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

We commenced investment operations on October 6, 2022. As a result, comparisons to the prior period are not meaningful. Our operating results were as follows:

For the Three Months Ended March 31,
2023
($ in millions)
Total investment income	$1.46
Net expenses	(0.95)
Net investment income (loss)	0.51
Net unrealized appreciation (depreciation) on investments	0.03
Net realized and unrealized gains (losses)	0.03
Net increase (decrease) in net assets from operations	$0.54

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

For the Three Months Ended March 31,
2023
($ in millions)
Interest	$0.66
Dividend income	0.79
Other income	0.01
Total investment income	$1.46

Investment income for the three months ended March 31, 2023 was driven by our deployment of capital and increasing invested balance.

Expenses

Our expenses were as follows:

For the Three Months Ended March 31,
2023
($ in millions)
Interest and other debt expenses	$0.27
Management fees	0.29
Directors’ fees	0.03
Professional fees	0.15
Offering costs	0.35
Other general and administrative expenses	0.15
Total expenses	$1.24
Management fee waiver	(0.29)
Net Expenses	$0.95

In the table above:

•
For the three months ended March 31, 2023, Management Fees amounted to $0.29 million and the Investment Adviser voluntarily waived $0.29 of its Management Fees.
•
Interest and other debt expenses for the three months ended March 31, 2023 was $0.27 million related to the Credit Facility.
•
We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three months ended March 31, 2023, we incurred offering costs of $0.35 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the Three Months Ended
March 31, 2023
($ in millions)
Unrealized appreciation	$0.07
Unrealized depreciation	(0.05)
Net change in unrealized appreciation (depreciation) on investments	$0.02

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2023
($ in millions)
Portfolio company:
DFS Holding Company, Inc.	$0.07
Onyx CenterSource, Inc.	(0.02)
Spotless Brands, LLC	(0.03)
Total	$0.02

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of March 31, 2023, we did not draw on the Credit Facility.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$652.50	13%	$750.01	$652.50	13%

There were no capital drawdowns for the three months ended March 31, 2023.

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

Credit Facility

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

We entered into the Credit Facility on February 10, 2023 with Ally as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. We serve as collateral manager under the Credit Facility.

The Credit Facility is drawable in US Dollars. As of March 31, 2023, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

Advances under the Credit Facility bear interest (at our election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.75% per annum. We pay a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments and thereafter between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments.

For further details, see Note 6 “Debt – Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$3.58	$10.23
Total	$3.58	$10.23

RECENT DEVELOPMENTS

None.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2023 and December 31, 2022, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$0.58	$—	$0.58
Up 200 basis points	0.38	—	0.38
Up 100 basis points	0.19	—	0.19
Up 75 basis points	0.14	—	0.14
Up 50 basis points	0.10	—	0.10
Up 25 basis points	0.05	—	0.05
Down 25 basis points	(0.05)	—	(0.05)
Down 50 basis points	(0.10)	—	(0.10)
Down 75 basis points	(0.14)	—	(0.14)
Down 100 basis points	(0.19)	—	(0.19)
Down 200 basis points	(0.38)	—	(0.38)
Down 300 basis points	(0.58)	—	(0.58)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2023, no Units were issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

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

3.3

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Phillip Street Middle Market Lending Fund LLC, dated as of March 1, 2023, between the Company and Goldman Sachs Asset Management, L.P.(incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 000-56488), filed on March 2, 2023).

10.1

Loan, Security and Collateral Management Agreement, dated as of February 10, 2023, by and among Phillip Street Middle Market Lending Fund LLC, as collateral manager and transferor, Phillip Street Middle Market Lending Investment Holdings LLC, as equityholder, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, State Street Bank and Trust Company, as collateral custodian, and Alter Domus (US) LLC, as document agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56488), filed on February 15, 2023).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: May 9, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)