Form 10-Q
period 2023-06-30
Phillip Street Middle Market Lending Fund LLC
filed 2023-08-08
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023, there were 4,955,147 units of the limited liability company's common units outstanding.

Phillip Street Middle Market Lending Fund LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P.(the “Investment Adviser”), the investment adviser of the Company;
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the impact of future acquisitions and divestitures;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
our ability to maintain our status as a BDC;
•
our ability to qualify for and maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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
•
the impact of elevated inflation and rising interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $42,091 and $17,360)	$42,023	$17,352
Investments in affiliated money market fund (cost of $49,067 and $79,725)	49,067	79,725
Cash	3,582	104
Interest and dividends receivable	75	144
Deferred financing costs	3,326	—
Deferred offering costs	333	822
Other assets	76	—
Total assets	$98,482	$98,147
Liabilities
Interest and other debt expenses payable	$534	$—
Management fees payable	294	97
Professional fees payable	281	221
Accrued organization costs	8	217
Accrued deferred offering costs	161	788
Accrued expenses and other liabilities	162	164
Total liabilities	$1,440	$1,487
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (4,955,147 units issued and outstanding as of June 30, 2023 and December 31, 2022)	97,054	97,054
Distributable earnings (loss)	(12)	(394)
Total members' capital	$97,042	$96,660
Total liabilities and members' capital	$98,482	$98,147
Net asset value per unit	$19.58	$19.51

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$989	$1,653
Other income	11	17
From non-controlled affiliated investments:
Dividend income	684	1,471
Total investment income	$1,684	$3,141
Expenses:
Interest and other debt expenses	$676	$948
Management fees	294	580
Directors’ fees	38	66
Professional fees	254	406
Offering costs	312	663
Other general and administrative expenses	174	322
Total expenses	$1,748	$2,985
Management fee waiver	—	(286)
Net expenses	$1,748	$2,699
Net investment income (loss)	$(64)	$442
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(88)	(60)
Net realized and unrealized gains (losses)	$(88)	$(60)
Net increase (decrease) in members' capital from operations	$(152)	$382
Weighted average units outstanding	4,955,147	4,955,147
Net investment income (loss) per unit (basic and diluted)	$(0.01)	$0.09
Earnings (loss) per unit (basic and diluted)	$(0.03)	$0.08

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023

Members' capital at beginning of period	$97,194	$96,660
Net increase (decrease) in member's capital from operations:
Net investment income (loss)	$(64)	$442
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(88)	(60)
Net increase (decrease) in members' capital from operations	$(152)	$382
Total increase (decrease) in members' capital	$(152)	$382
Members' capital at end of period	$97,042	$97,042

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Six Months Ended June 30,
2023

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$382
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(24,783)
Investments in affiliated money market fund, net	30,658
Proceeds from sales of investments and principal repayments	123
Net change in unrealized (appreciation) depreciation on investments	60
Amortization of premium and accretion of discount, net	(71)
Amortization of deferred financing costs	278
Amortization of deferred offering costs	663
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	69
(Increase) decrease in other assets	(76)
Increase (decrease) in interest and other debt expenses payable	500
Increase (decrease) in professional fees payable	60
Increase (decrease) in management fees payable	197
Increase (decrease) in accrued organization costs	(209)
Increase (decrease) in accrued expenses and other liabilities	(2)
Net cash provided by (used for) operating activities	$7,849
Cash flows from financing activities:
Offering costs paid	(801)
Financing costs paid	(3,570)
Net cash provided by (used for) financing activities	$(4,371)
Net increase (decrease) in cash	$3,478
Cash, beginning of period	104
Cash, end of period	$3,582
Supplemental and non-cash activities
Accrued but unpaid deferred financing costs	$34
Accrued but unpaid offering costs	$161

The accompanying notes are part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 43.30%
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.74%	S + 6.50%	06/28/30	$2,942	$2,868	$2,868	(4)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30	679	(8)	(8)	(4) (5)
DFS Holding Company, Inc.	Distributors	12.20%	S + 7.00%	01/31/29	4,775	4,640	4,644	(4) (6)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	997	(14)	(27)	(4) (5) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	9,931	—	—	(4) (5)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	3,125	—	—	(4) (5)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	1,389	—	—	(4) (5)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/28	556	—	—	(4) (5)
Groundworks, LLC	Diversified Consumer Services	11.65%	S + 6.50%	03/14/30	2,146	2,084	2,092	(4) (6)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	125	(4)	(3)	(4) (5) (6)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	392	(6)	(10)	(4) (5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.00%	S + 6.75%	06/13/28	4,789	4,645	4,645	(4)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	532	(16)	(16)	(4) (5)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	3,192	(95)	(96)	(4) (5)
Onyx CenterSource, Inc.	Software	12.49%	S + 7.25%	12/06/27	9,220	8,970	8,944	(4) (6)
Onyx CenterSource, Inc.	Software		S + 7.25%	12/06/27	733	(19)	(22)	(4) (5) (6)
Singlewire Software, LLC	Software	11.49%	S + 6.25%	05/10/29	9,709	9,425	9,418	(4)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	1,438	(42)	(43)	(4) (5)
Spotless Brands, LLC	Diversified Consumer Services	12.11%	S + 6.75%	07/25/28	8,602	8,367	8,344	(4) (6)
Spotless Brands, LLC	Diversified Consumer Services	11.89%	S + 6.75%	07/25/28	1,333	1,296	1,293	(4) (6)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	830	—	—	(4) (5)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	5,531	—	—	(4) (5)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/28	553	—	—	(4) (5)
Total 1st Lien/Senior Secured Debt						42,091	42,023
Total Investments - 43.30%						$42,091	$42,023
Investments in Affiliated Money Market Fund - 50.56%
Goldman Sachs Financial Square Government Fund - Institutional Shares					49,067,300	$49,067	$49,067	(7) (8)
Total Investments in Affiliated Money Market Fund						49,067	49,067
Total Investments and Investments in Affiliated Money Market Fund - 93.86%						$91,158	$91,090

(1)	Percentages are based on members' capital.

(2)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, the rate for the 1 month S was 5.14% and 3 month S was 5.27%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.

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

(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(7)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(8)	The annualized seven-day yield as of June 30, 2023 is 5.02%.

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

On October 6, 2022, the Company received a capital commitment of $10 from an affiliate of the Investment Adviser (the “Initial Member”). The Initial Member was the sole owner of the Company’s interests until the period beginning on the first date on which investors in the Company are required to make the initial capital contribution to purchase Units, and Units are issued in respect thereof (the “Initial Drawdown Date”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1	$3

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023, the Company did not have any investments on non-accrual status.

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
2.
The Valuation Designee also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $3,582 and $104.

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

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2022. So long as the Company qualifies for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its unitholders (the "Unitholders") as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Ally Bank (the “Credit Facility”). These costs are amortized using the straight-line method over the term of the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the three and six months ended June 30, 2023, Management Fees amounted to $294 and $580 and the Investment Adviser voluntarily waived $0 and $286 of its Management Fees, respectively. As of June 30, 2023, $294 remained payable.

Incentive Fee

The Company pays to the Investment Adviser a quarterly incentive fee (the “Incentive Fee”) with respect to pre-incentive fee net investment income (as defined below) as follows:

(a)

First, no Incentive Fee will be payable to the Investment Adviser based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% of the Company's NAV (5.0% annualized) (the “Hurdle Rate”); and

(b)

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

Pre-incentive fee net investment income means interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to State Street Bank and Trust Company ("the Administrator") under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding private equity securities (the “Preferred Units”), but excluding the Incentive Fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return to Unitholders the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

For the three and six months ended June 30, 2023, the Company did not earn any Incentive Fees. As of June 30, 2023, $0 remained payable.

Administration and Custodian Fees

The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $70 and $140. As of June 30, 2023, $70 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26. As of June 30, 2023, $41 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of June 30, 2023 and December 31, 2022. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$79,725	$136,421	$(167,079)	$—	$—	$49,067	$1,471
Total Non-Controlled Affiliates	$79,725	$136,421	$(167,079)	$—	$—	$49,067	$1,471
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$105,823	$(26,098)	$—	$—	$79,725	$136
Total Non-Controlled Affiliates	$—	$105,823	$(26,098)	$—	$—	$79,725	$136

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2023 and December 31, 2022, there were $236 and $53, respectively, included within Professional fees payable, $161 and $788, respectively, included within Accrued deferred offering costs, $8 and $217, respectively, included within Accrued organization costs, and $34 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$42,091	$42,023	$17,360	$17,352
Total investments	$42,091	$42,023	$17,360	$17,352

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2023				December 31, 2022
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	50.3%		21.8%		51.7%		9.3%
Diversified Consumer Services	27.9		12.1		48.3		8.7
Distributors	11.0		4.8		—	(1)	—	(1)
Health Care Providers & Services	10.8		4.6		—		—
Commercial Services & Supplies	—	(1)	—	(1)	—		—
Diversified Financial Services	—	(1)	—	(1)	—		—
Total	100.0%		43.3%		100.0%		18.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2023	December 31, 2022
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$25,255	Discounted cash flows	Discount Rate	10.4% - 11.7%	11.2%

(1)
As of June 30, 2023, included within Level 3 Assets of $42,023 is an amount of $16,768 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $25,255 or 60.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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
(4)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
(5)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$42,023	$42,023	$—	$—	$17,352	$17,352
Investments in Affiliated Money Market Fund	49,067	—	—	49,067	79,725	—	—	79,725
Total	$49,067	$—	$42,023	$91,090	$79,725	$—	$17,352	$97,077

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$17,352	$24,783	$—	$(60)	$(123)	$71	$—	$—	$42,023	$(60)
Total assets	$17,352	$24,783	$—	$(60)	$(123)	$71	$—	$—	$42,023	$(60)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023, the Company did not have any senior securities (as defined in the Investment Company Act) outstanding.

The Company's outstanding debt was as follows:

	As of June 30, 2023
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

The Credit Facility is drawable in USD. As of June 30, 2023, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of June 30, 2023, SPV and the Company were in compliance with these covenants.

Costs of $3,604 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, outstanding deferred financing costs were $3,326 and $0.

The below table presents the summary information of the Credit Facility:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Borrowing interest expense	$—	$—
Facility fees	497	670
Amortization of financing costs	179	278
Total	$676	$948
Weighted average interest rate	0.00%	0.00%
Average outstanding balance*	$—	$—

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$652,500	13%	$750,010	$652,500	13%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
Arrow Buyer, Inc. (dba Archer Technologies)	$679	$—
DFS Holding Company, Inc.	997	8,165
Fullsteam Operations LLC	14,618	—
Groundworks, LLC	517	—
Highfive Dental Holdco, LLC	3,725	—
Onyx CenterSource, Inc.	733	733
Singlewire Software, LLC	1,438	—
Spotless Brands, LLC	—	1,333
Superior Environmental Solutions	6,752	—
Total 1st Lien/Senior Secured Debt	$29,459	$10,231
Total	$29,459	$10,231

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

There were no capital drawdowns for the three and six months ended June 30, 2023.

Distributions

The Company has a voluntary distribution reinvestment plan (the "DRIP") that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a Unitholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the Unitholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested by the plan administrator, as agent for the Unitholders in administering the DRIP, in additional Units of the same class of Units, rather than receiving the cash distribution. Participation in the DRIP is completely voluntary. The company will use newly issued units to implement the DRIP. The number of Units to be issued to a Unitholder is determined by dividing the total dollar amount of the distribution payable to such Unitholder, net of any applicable withholding tax, by the then-current NAV per Unit. For purposes of this calculation, the NAV per Unit may be based on the NAV per Unit calculated at the end of the most recent calendar month prior to the date of the applicable distribution, subject to adjustments for material changes and to the limitations of the Investment Company Act. The Company may terminate the DRIP upon notice in writing to each participant at least 60 days prior to any record date for the payment of any distribution by the Company. The Initial Member has opted out of the DRIP. For the three and six months ended June 30, 2023, the Board of Directors did not declare any distribution.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Net increase (decrease) in Members' Capital from operations	$(152)	$382
Weighted average units outstanding	4,955,147	4,955,147
Basic and diluted earnings (loss) per units	$(0.03)	$0.08

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Six Months Ended June 30,
2023
Per Unit Data:(1)
Members' Capital, beginning of period	$19.51
Net investment income (loss)	0.09
Net realized and unrealized gains (losses)(2)	(0.02)
Net increase (decrease) in Members' Capital from operations(2)	$0.07
Total increase (decrease) in Members' Capital	$0.07
Members' Capital, end of period	$19.58
Units outstanding, end of period	4,955,147
Weighted average units outstanding	4,955,147
Total return based on Members' Capital (3)	0.36%
Supplemental Data/Ratio(4):
Members' Capital, end of period	$97,042
Ratio of net expenses to average Members' Capital	5.61%
Ratio of net expenses before Management fee waiver to average Members' Capital	6.20%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	3.64%
Ratio of interest and other debt expenses to average Members' Capital	1.97%
Ratio of incentive fees to average Members' Capital	—%
Ratio of total expenses to average Members' Capital	6.20%
Ratio of net investment income to average Members' Capital	0.92%
Portfolio turnover	—%

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a RIC, and we expect to qualify annually for tax treatment, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through June 30, 2023, we have originated $74.0 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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
•
brokers’ commissions;
•
fees and expenses associated with calculating our NAV (including expenses of any independent valuation firm);
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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy and to meet other short-term liquidity needs, including to pay the Management Fee. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by investments and/or pledges of undrawn commitments). Our secured credit facility (the “Credit Facility”) with Ally Bank ("Ally"), as administrative agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$42.09	$42.02	100.0%	$17.36	$17.35	100.0%
Total investments	$42.09	$42.02	100.0%	$17.36	$17.35	100.0%

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.7%	12.8%	12.5%	12.5%
Total Portfolio	12.7%	12.8%	12.5%	12.5%

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

As of June 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 12.7% and 12.8%, as compared to 12.5% and 12.5%, as of December 31, 2022. The increase in weighted average yield at amortized cost and fair value was primarily driven by rising interest rates and increased market volatility.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
Number of portfolio companies	9		3
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.0	x	5.6	x
Weighted average interest coverage(3)	1.6x		1.5	x
Median EBITDA(3)	$39.74 million		$44.80 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of June 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 0% and 0% of total debt investments at fair value.

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

As of
	June 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	42.02	100.0	17.35	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$42.02	100.0%	$17.35	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$42.09	100.0%	$17.36	100.0%
Non-accrual	—	—	—	—
Total Investments	$42.09	100.0%	$17.36	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended June 30,
2023
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$43.98
Total	$43.98
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.06
Total	$0.06
Net increase in portfolio	$43.92
Number of new portfolio companies with new investment commitments	5
Total new investment commitment amount in new portfolio companies	$43.98
Average new investment commitment amount in new portfolio companies	8.8
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.9%
Weighted average yield on new investment commitments(5)	12.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.3%
Weighted average yield on investments sold or repaid(7)	12.3%

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

RESULTS OF OPERATIONS

We commenced investment operations on October 6, 2022. As a result, comparisons to the prior period are not meaningful. Our operating results for the three and six months ended June 30, 2023 were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
	($ in millions)
Total investment income	$1.68	$3.14
Net expenses	(1.74)	(2.70)
Net investment income (loss)	(0.06)	0.44
Net unrealized appreciation (depreciation) on investments	(0.09)	(0.06)
Net realized and unrealized gain (losses) on translations and transactions	—	—
Net realized and unrealized gains (losses)	(0.09)	(0.06)
Net increase (decrease) in net assets from operations	$(0.15)	$0.38

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
	($ in millions)
Interest	$0.99	$1.65
Dividend income	0.68	1.47
Other income	0.01	0.02
Total investment income	$1.68	$3.14

Investment income for the three and six months ended June 30, 2023 was driven by our deployment of capital and increasing invested balance.

Expenses

Our expenses were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
	($ in millions)
Interest and other debt expenses	$0.68	$0.95
Management fees	0.29	0.58
Directors’ fees	0.04	0.07
Professional fees	0.25	0.41
Offering costs	0.31	0.66
Other general and administrative expenses	0.17	0.32
Total expenses	$1.74	$2.99
Management fee waiver	—	(0.29)
Net Expenses	$1.74	$2.70

In the table above:

•
For the three and six months ended June 30, 2023, Management Fees amounted to $0.29 million and $0.58 million and the Investment Adviser voluntarily waived $0.29 million of its Management Fees.
•
Interest and other debt expenses for the three and six months ended June 30, 2023 was $0.68 million and $0.95 million related to the Credit Facility.
•
We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three and six months ended June 30, 2023, we incurred offering costs of $0.31 million and $0.66 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
	($ in millions)
Unrealized appreciation	$0.01	$-
Unrealized depreciation	(0.10)	(0.06)
Net change in unrealized appreciation (depreciation) on investments	$(0.09)	$(0.06)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
	($ in millions)
Portfolio company:
DFS Holding Company, Inc.	$(0.08)	$—
Onyx CenterSource, Inc.	(0.02)	(0.03)
Spotless Brands, LLC	0.01	(0.03)
Other, net(1)	—	—
Total	$(0.09)	$(0.06)

(1)
Amount rounds to less than $0.01.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of June 30, 2023, we did not draw on the Credit Facility.

We may enter into investment commitments through signed commitment letters, that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

An affiliate of the Investment Adviser made a capital commitment to us of $10,000 on October 6, 2022 (commencement of operations) and served as our initial member (the “Initial Member”). We began accepting subscription agreements (the “Subscription Agreements”) from investors acquiring Units in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase Units each time we deliver a drawdown notice.

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$652.50	13%	$750.01	$652.50	13%

We did not issue a capital drawdown for the three and six months ended June 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

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

The Credit Facility is drawable in US Dollars. As of June 30, 2023, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$29.46	$10.23
Total	$29.46	$10.23

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

As of June 30, 2023 and December 31, 2022, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$1.00	$—	$1.00
Up 200 basis points	0.66	—	0.66
Up 100 basis points	0.33	—	0.33
Up 75 basis points	0.25	—	0.25
Up 50 basis points	0.17	—	0.17
Up 25 basis points	0.08	—	0.08
Down 25 basis points	(0.08)	—	(0.08)
Down 50 basis points	(0.17)	—	(0.17)
Down 75 basis points	(0.25)	—	(0.25)
Down 100 basis points	(0.33)	—	(0.33)
Down 200 basis points	(0.66)	—	(0.66)
Down 300 basis points	(1.00)	—	(1.00)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and six months ended June 30, 2023, no Units were issued.

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

3.3

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Phillip Street Middle Market Lending Fund LLC, dated as of March 1, 2023, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 000-56488), filed on March 2, 2023).

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: August 8, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)