Form 10-K
period 2023-12-31
Phillip Street Middle Market Lending Fund LLC
filed 2024-03-05
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Common Units

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

As of June 30, 2023, there was no established public market for the registrant’s limited liability company units. As of March 5, 2024, there were 9,010,815 units of the limited liability company's common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2023

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
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean Phillip Street Middle Market Lending Fund LLC, together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Goldman Sachs Private Middle Market Credit LLC ("GS PMMC"), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Goldman Sachs Middle Market Lending Corp. II ("GS MMLC II") and Goldman Sachs Private Credit Corp. ("GS Credit")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC (as defined below) under the Investment Company Act of 1940 (as defined below). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2022. From our formation in 2022 through December 31, 2023, we have originated approximately $241.5 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$149.45	$149.83
First Lien/Last-Out Unitranche	27.54	27.59
Total investments	$176.99	$177.42

As of December 31, 2023, our portfolio consisted of 71 investments in 29 portfolio companies across 16 different industries. The largest industries in our portfolio based on fair value as of December 31, 2023 were Software, Wireless Telecommunication Services and Diversified Consumer Services, which represented 24.6%, 15.5% and 11.5%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2023 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investment in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.7%	12.7%
First Lien/Last-Out Unitranche(2)(3)	12.1%	12.1%
Total Portfolio	12.6%	12.6%

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
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in money market funds, if any):

	December 31, 2023
Number of portfolio companies	29
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average leverage (net debt/EBITDA)(3)	4.9	x
Weighted average interest coverage(3)	1.7	x
Median EBITDA(3)	$56.78 million

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

As of December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.7% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on July 13, 2022. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2022.

An affiliate of the Investment Adviser made a capital commitment to us of $10,000 on October 6, 2022 (commencement of operations) and served as our initial member (the “Initial Member”).

On October 19, 2022 (the "Initial Closing Date"), we began accepting subscription agreements (each, a “Subscription Agreement”) from investors acquiring our Units (as defined below). Our Units are offered and sold to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) of the Securities Act, and Regulation D and Regulation S under the Securities Act. Pursuant to a Subscription Agreement entered into with us, each investor makes a capital commitment (a “Commitment”) to purchase our Units for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase our Units (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least ten business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New Units will be issued on each Drawdown Date.

On November 2, 2022 (the “Initial Drawdown Date”), we called investor capital and, upon receipt of investor funds, we issued 1.5 million Units.

Subject to certain limited exceptions under the Investment Company Act, on each Drawdown Date, Unitholders will be required to purchase Units at a price equal to our then-current net asset value ("NAV") per Unit as of the end of the most recent calendar month prior to the date of the applicable drawdown notice or issuance date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing Units at a price below the then-current NAV per Unit as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

Unitholders are entitled to receive dividends or other distributions declared by our board of directors (the “Board of Directors” or the "Board") and are entitled to one vote for each Unit held on all matters submitted to a vote of the Unitholders.

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$577.50	23%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37.50
October 31, 2023	1,887,267	37.50
Total capital drawdowns	3,793,879	$75.00

Commitment Period

We may draw all or any portion of a Unitholder’s Commitment at any time for any permitted purpose prior to the third anniversary of the Initial Drawdown Date with respect to such Commitment (such three-year period, the “Commitment Period”).

Following the end of the Commitment Period with respect to a Unitholder’s Commitment, we will have the right to issue drawdowns with respect to such Commitment only (i) to pay, and/or establish reserves for, actual or anticipated expenses, liabilities, including the payment or repayment of Financings (as defined below) or other obligations, contingent or otherwise (including the Management Fee (as defined below)), whether incurred before or after the end of such Commitment Period, (ii) to fulfill investment commitments made or approved by the BDC Investment Committee (as defined below) prior to the expiration of such Commitment Period, or (iii) to make additional investments in existing portfolio companies (each, an “Additional Investment”); provided that drawdowns with respect to such Commitment used to make Additional Investments will not exceed in the aggregate 15% of such Unitholder’s Commitment without such Unitholder’s consent.

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (a “BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM. Goldman Sachs & Co. LLC, a wholly owned subsidiary of GS Group Inc., acts as placement agent for us in connection with the offering and sale of our Units (the “Placement Agent”).

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 160 investment professionals across nine cities and four continents as of December 31, 2023. Within the Goldman Sachs Asset Management Private Credit Team, approximately 74 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 18 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2023.

Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling and Greg Watts, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2023, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 100% secured debt investments (100% in first lien debt). We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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
•
We will seek to commit no more than (i) 3% of Total Commitments to an initial investment in any one investment and (ii) 5% of Total Commitments to any one investment on a cumulative basis (including, for the avoidance of doubt, any Additional Investments in such investment).
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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. Additionally, if the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching in respect of us or our Unitholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our Unitholders and is consistent with our then-current investment objectives and strategies.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurances if and when we will receive the amended exemptive order.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.
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

1 As of year-end December 2023 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. These websites are not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on these websites to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.5 trillion in firmwide assets under supervision as of December 31, 2023, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $180 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 160 investment professionals across nine cities and four continents as of December 2023. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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

•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the BDC Investment Committee, who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
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

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2022. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Units and Distributions.”

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

Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 200 West Street, New York, New York 10282. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

For the year ended December 31, 2023, Management Fees amounted to $1.44 million and the Investment Adviser waived $0.29 million. As of December 31, 2023, $0.49 million remained payable. For the period from October 6, 2022 (commencement of operations) to December 31, 2022, Management Fees amounted to $0.97 million.

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

For the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company accrued Incentive Fees of $0.21 million and $0, respectively. As of December 31, 2023, $0.21 million remained payable.

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

For the year ended December 31, 2023, we paid our Investment Adviser a total of $0.76 million in fees, which consisted of $0.76 million in Management Fees and $0 in Incentive Fees.

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

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also approved our Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

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

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, work-flow improvements and internal due diligence with respect to conflicts of interest.

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

Information regarding how we vote proxies related to portfolio securities is available upon request by writing to Phillip Street Middle Market Lending Fund LLC, Attention: Austin Neri, Investor Relations, 200 West Street, New York, New York 10282.

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
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
•
We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.
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
•
We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
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
•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
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
•
We are exposed to risks associated with changes in interest rates.
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

Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things, the COVID-19 pandemic, social and political tensions in the United States and around the world, the fluctuating price of commodities, such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets. Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, the escalated conflict in the Middle East and terrorism or threats of terrorism, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved since 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic and subsequent geopolitical events have persisted, including (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to certain industries, including, at times, oil and gas, gaming and lodging and airlines and (iii) higher cyber security, information security and operational risks.

Depending on any lasting effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and the escalated conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the governments of the United States, the United Kingdom and the European Union, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a prohibition on new investment in Russia; a prohibition on the provision of certain services to Russia; new export controls and import bans; the implementation of a price cap policy for Russian-origin oil and petroleum products; the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some private companies have moved to divest of Russia-based subsidiaries and assets. The duration of hostilities and the vast array of sanctions and related events (including retaliatory measures imposed by Russia, cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Although we intend to elect to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with the Initial Drawdown Date, we cannot assure Unitholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to Unitholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to Unitholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to Unitholders, we could fail to maintain for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

If we fail to maintain our qualification for tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to Unitholders, which would have a material adverse effect on our financial performance.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 starting with our first full fiscal year after we become subject to the reporting requirements of the Exchange Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

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

Legislative and regulatory proposals directed at the financial services industry that are proposed, pending or might be proposed in the future in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act of 1936, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks and banks with exposure to commercial real estate, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, based on pre-incentive fee net investment income. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Investment Adviser may simultaneously manage other Accounts for which the Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts, and such investments may constitute all or substantial percentages of such other Accounts’ outstanding equity interests. Therefore, the Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different from, the investments and performance of other Accounts.

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

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with Initial Drawdown Date. To maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to Unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

In addition to having claims on our assets that are superior to the claims of Unitholders, any obligations to the lenders may be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, our credit facility with Ally Bank (the “Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets. In addition, we may be unable to obtain our desired leverage, which would, in turn, affect an investor’s return on investment.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to make investments on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount (“OID”), payment-in-kind (“PIK”) interest and zero coupon securities). Furthermore, in the event of an exchange listing, if any, the Investment Adviser will be able to earn a higher Incentive Fee.

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

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

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

Our Investment Adviser and its officers, directors, partners, managing directors, stockholders, members, other equity holders, employees and controlling persons (if any) will not be liable for any error of judgment or mistake of law or for any loss we suffer in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from actual fraud, willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties, or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Our brand and reputation may be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

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

Revolving Credit Facilities. From time to time, we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

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
•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive positions;
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

Certain of our portfolio companies may be impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter of 2023, it remains well above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as recent increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), SONIA (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021, and as of June 30, 2023, ceased to publish all remaining USD LIBOR settings. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated and potentially in the actual rate as well. We expect that, going forward, our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income (as more fully described below). Also, an increase in interest rates available to investors could make an investment in the Units less attractive if we are not able to increase our dividend rate, which could reduce the value of Units.

In addition, in 2022 and 2023, the Federal Reserve raised short-term interest rates but has recently indicated that it may cease further increases to interest rates or may decrease interest rates. However, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities or loans will be unable to pay escalating interest amounts, which could result in a default under their notes or loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments.

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

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

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

For example, as of December 31, 2023, Software represented 24.6% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. As of December 31, 2023, our investments in Wireless Telecommunications Services represented 15.5% of our portfolio at fair value. Our investments in Wireless Telecommunications Services are subject to a variety of risks, including, but not limited to intense competition, laws and regulations governing the telecommunications industry, new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. As of December 31, 2023, our investments in Diversified Consumer Services represented 11.5% of our portfolio at fair value. Our investments in Diversified Consumer Services are subject to a variety of risks, including, but not limited to, intense competition, shifting consumer needs and frequent introductions of new products and services.

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

Investing in the Units involves an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. The investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in the Units may not be suitable for an investor with lower risk tolerance.

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

Ownership information for any person or group that beneficially owns more than 5% of the Units will have to be disclosed in a Schedule 13D or Schedule 13G, as required by Regulation 13D-G under the Exchange Act, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having or sharing voting or investment power over the securities. Although we will provide in our quarterly statements the number of outstanding Units, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of more than 10% of the Units will be subject to Section 16 of the Exchange Act, including the reporting obligations of Section 16(a).

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

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to Unitholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Investment Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering organization, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•
Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•
Identity and access management, including entitlement management and production access;

•
Application and software security, including software change management, open source software, and backup and restoration;
•
Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•
Mobile security, including mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

The Board provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The Board receives periodic reports and updates from Goldman Sachs which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

As of March 5, 2024, there were approximately two holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37.50
October 31, 2023	1,887,267	37.50
Total capital drawdowns	3,793,879	$75.00
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
October 6, 2022	500	$0.01
November 2, 2022	1,500,000	30.00
December 20, 2022	3,454,647	67.50
Total capital drawdowns	4,955,147	$97.51
Total capital drawdowns	8,749,026	$172.51

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

Distributions

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or Preferred Units, we intend to (i) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (ii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for treatment as a RIC.

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

The following table summarizes the distributions declared on our common unit and Units distributed pursuant to the DRIP (as defined below) to unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit	Units issued
For the Year Ended December 31, 2023
November 1, 2023	December 29, 2023	January 29, 2024	$0.59	$261,789

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Phillip Street Middle Market Lending Fund LLC or Phillip Street Middle Market Lending Fund LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,”, our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through December 31, 2023, we have originated approximately $241.5 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$149.45	$149.83	$17.36	$17.35
First Lien/Last-Out Unitranche	27.54	27.59	-	-
Total investments	$176.99	$177.42	$17.36	$17.35

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.7%	12.7%	12.5%	12.5%
First Lien/Last-Out Unitranche(2)(3)	12.1%	12.1%	—	—
Total Portfolio	12.6%	12.6%	12.5%	12.5%

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

As of December 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 12.6% and 12.6%, as compared to 12.5% and 12.5%, as of December 31, 2022. The increase in weighted average yield at amortized cost and fair value was primarily driven by rising interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2023
Number of portfolio companies	29
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average leverage (net debt/EBITDA)(3)	4.9	x
Weighted average interest coverage(3)	1.7	x
Median EBITDA(3)	$56.78 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.7% and 0% of total debt investments at fair value.

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

As of
	December 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	177.42	100.0	17.35	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$177.42	100.0%	$17.35	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$176.99	100.0%	$17.36	100.0%
Non-accrual	—	—	—	—
Total Investments	$176.99	100.0%	$17.36	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$178.84	$27.59
First Lien/Last-Out Unitranche	43.16	—
Total	$222.00	$27.59
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$15.36	$—
Total	$15.36	$—
Net increase in portfolio	$206.64	$27.59
Number of new portfolio companies with new investment commitments	26	3
Total new investment commitment amount in new portfolio companies	$210.62	$27.59
Average new investment commitment amount in new portfolio companies	8.1	$9.20
Number of existing portfolio companies with new investment commitments	1	—
Total new investment commitment amount in existing portfolio companies	$11.38	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.1	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.5%	12.4%
Weighted average yield on new investment commitments(5)	12.5%	12.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.7%	—
Weighted average yield on investments sold or repaid(7)	12.7%	—

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
	($ in millions)
Total investment income	$11.63	$0.34
Net expenses	(7.01)	(1.18)
Net investment income (loss)	4.62	(0.84)
Net realized gain (loss) on investments	0.02	—
Net unrealized appreciation (depreciation) on investments	0.43	(0.01)
Net realized and unrealized gains (losses)	0.45	(0.01)
Net increase (decrease) in net assets from operations	$5.07	$(0.85)

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
	($ in millions)
Interest	$9.46	$0.20
Dividend income	2.04	0.14
Other income	0.13	—
Total investment income	$11.63	$0.34

Investment income for the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
	($ in millions)
Interest and other debt expenses	$2.94	$—
Incentive fees	0.21	—
Management fees	1.44	0.10
Directors’ fees	0.14	0.05
Professional fees	0.88	0.22
Offering costs	1.00	0.26
Other general and administrative expenses	0.69	0.16
Total expenses	$7.30	1.18
Management fee waiver	(0.29)	—
Net Expenses	$7.01	$1.18

In the table above:

•
Interest and other debt expenses increased from $0 for the period from October 6, 2022 (commencement of operations) to $2.94 million for the year ended December 31, 2023. This was primarily due to entering into the Credit Facility on February 10, 2023.
•
Management Fees increased from $0.10 million for the period from October 6, 2022 (commencement of operations) to December 31, 2022 to $1.44 million for the year ended December 31, 2023, primarily driven by an increase in the size of our portfolio. For the year ended December 31, 2023 and for the period from October 22, 2022 (commencement of operations) to December 31, 2022, the Investment Adviser voluntarily waived $0.29 million and $0 of its Management Fees, respectively.
•
Professional fees and other general and administrative expenses increased from $0.38 million for the period from October 6, 2022 (commencement of operations) to $1.57 million for the year ended December 31, 2023, primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.
•
Incentive Fees increased from $0 for the for the period from October 6, 2022 (commencement of operations) to December 31, 2022 to $0.21 million for the year ended December 31, 2023. The increase was primarily driven by the performance of the investment portfolio for the year ended December 31, 2023 as compared to the period from October 6, 2022 (commencement of operations) to December 31, 2022. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Offering costs increased from $0.26 million for the period from October 6, 2022 (commencement of operations) to December 31, 2022 to $1.00 million for the year ended December 31, 2023. Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
	($ in millions)
Unrealized appreciation	$0.59	$-
Unrealized depreciation	(0.16)	(0.01)
Net change in unrealized appreciation (depreciation) on investments	$0.43	$(0.01)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2023
($ in millions)
Portfolio company:
Other, net (1)	$0.18
DFS Holding Company, Inc.	0.06
Fullsteam Operations LLC	0.05
GPS Phoenix Buyer, Inc. (dba Guidepoint)	(0.01)
Harrington Industrial Plastics, LLC	(0.01)
Rubrik, Inc.	(0.01)
Singlewire Software, LLC	0.08
Spotless Brands, LLC	0.11
TM Restaurant Group LLC	(0.13)
UP Acquisition Corp. (dba Unified Power)	—
VASA Fitness Buyer, Inc.	0.11
Total	$0.43

(1) For the year ended December 31, 2023, Other, net includes gross unrealized appreciation of $0.19 million and gross unrealized depreciation of $(0.01) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 1,053%. As of December 31, 2022, we did not have any senior securities (as defined in the Investment Company Act) outstanding. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$577.50	23%	$750.01	$652.50	13%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37.50
October 31, 2023	1,887,267	37.50
Total capital drawdowns	3,793,879	$75.00
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
October 6, 2022	500	$0.01
November 2, 2022	1,500,000	30.00
December 20, 2022	3,454,647	67.50
Total capital drawdowns	4,955,147	$97.51
Total capital drawdowns	8,749,026	$172.51

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$18.00	$—	$—	$18.00	$—

(1)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

Credit Facility

Phillip Street Middle Market Lending Investments LLC (“SPV”), an indirectly wholly owned subsidiary of the Company, entered into a secured credit facility (the “Credit Facility”) on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. We serve as collateral manager under the Credit Facility.

The Credit Facility is drawable in U.S. Dollars. As of December 31, 2023, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

Advances under the Credit Facility bear interest (at our election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.75% per annum. We paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, we pay between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments.

For further details, see Note 6 “Debt – Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2023	December 31, 2022
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$37.26	$10.23
First Lien/Last-Out Unitranche	15.62	—
Total	$52.88	$10.23

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes.

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 29, 2024 to Unitholders of record as of April 2, 2024.

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

As of December 31, 2023 and December 31, 2022, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$4.34	$(0.50)	$3.84
Up 200 basis points	2.89	(0.34)	2.55
Up 100 basis points	1.45	(0.17)	1.28
Up 75 basis points	1.08	(0.13)	0.95
Up 50 basis points	0.72	(0.08)	0.64
Up 25 basis points	0.36	(0.04)	0.32
Down 25 basis points	(0.36)	0.04	(0.32)
Down 50 basis points	(0.72)	0.08	(0.64)
Down 75 basis points	(1.08)	0.13	(0.95)
Down 100 basis points	(1.45)	0.17	(1.28)
Down 200 basis points	(2.89)	0.34	(2.55)
Down 300 basis points	(4.34)	0.50	(3.84)

Although the current outlook is uncertain, heightened inflation may persist in the near to medium term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures may affect our portfolio companies’ profit margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Phillip Street Middle Market Lending Fund LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of Phillip Street Middle Market Lending Fund LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its members’ capital and its cash flows for the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the agent banks, portfolio company investees and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2024

We have served as the auditor of one or more investment companies in the Goldman Sachs business development companies group since 2012.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31,	December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $176,995 and $17,360)	$177,418	$17,352
Investments in affiliated money market fund (cost of $9,542 and $79,725)	9,542	79,725
Cash	5,789	104
Interest and dividends receivable	1,092	144
Deferred financing costs	2,963	—
Deferred offering costs	—	822
Other assets	23	—
Total assets	$196,827	$98,147
Liabilities
Debt	$18,000	$—
Interest and other debt expenses payable	886	—
Management fees payable	491	97
Professional fees payable	233	221
Incentive fees payable	206	—
Distribution payable	5,162	—
Accrued deferred offering costs	58	788
Accrued organization costs	—	217
Accrued expenses and other liabilities	221	164
Total liabilities	$25,257	$1,487
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (8,749,026 and 4,955,147 units issued and outstanding as of December 31, 2023 and December 31, 2022)	171,117	97,054
Distributable earnings (loss)	453	(394)
Total members' capital	$171,570	$96,660
Total liabilities and members' capital	$196,827	$98,147
Net asset value per unit	$19.61	$19.51

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$9,461	$203
Other income	124	2
From non-controlled affiliated investments:
Dividend income	2,044	136
Total investment income	$11,629	$341
Expenses:
Interest and other debt expenses	$2,943	$—
Incentive fees	206	—
Management fees	1,441	97
Directors’ fees	136	47
Professional fees	882	221
Offering costs	997	257
Organization costs	—	393
Other general and administrative expenses	687	168
Total expenses	$7,292	$1,183
Management fee waiver	(286)	—
Net expenses	$7,006	$1,183
Net investment income (loss)	$4,623	$(842)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$18	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	431	(8)
Net realized and unrealized gains (losses)	$449	$(8)
Net increase (decrease) in members' capital from operations	$5,072	$(850)
Weighted average units outstanding	5,824,201	1,511,486
Basic and diluted net investment income (loss) per unit	$0.79	$(0.56)
Basic and diluted earnings (loss) per unit	$0.87	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Changes in Members' Capital

(in thousands, except per unit amounts)

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022

Members' capital at beginning of period	$96,660	$—
Net increase (decrease) in member's capital from operations:
Net investment income (loss)	$4,623	$(842)
Net realized gain (loss)	18	—
Net change in unrealized appreciation (depreciation)	431	(8)
Net increase (decrease) in members' capital from operations	$5,072	$(850)
Distributions to members from:
Distributable earnings	$(5,162)	$—
Total distributions to members	$(5,162)	$—
Capital transactions:
Issuance of common units	$75,000	$97,510
Net increase in members' capital from capital transactions	$75,000	$97,510
Total increase (decrease) in members' capital	$74,910	$96,660
Members' capital at end of period	$171,570	$96,660
Distributions declared per unit	$0.59	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$5,072	$(850)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(175,031)	(17,354)
Payment-in-kind interest capitalized	(11)	—
Investments in affiliated money market fund, net	70,183	(79,725)
Proceeds from sales of investments and principal repayments	16,120	—
Net realized (gain) loss on investments	(18)	—
Net change in unrealized (appreciation) depreciation on investments	(431)	8
Amortization of premium and accretion of discount, net	(695)	(6)
Amortization of deferred financing costs	642	257
Amortization of deferred offering costs	997	—
(Increase) decrease in interest and dividends receivable	(948)	(144)
(Increase) decrease in other assets	(23)	—
Increase (decrease) in interest and other debt expenses payable	886	—
Increase (decrease) in professional fees payable	12	221
Increase (decrease) in management fees payable	394	97
Increase (decrease) in accrued organization costs	(217)	217
Increase (decrease) in incentive fees payable	206	—
Increase (decrease) in accrued expenses and other liabilities	57	164
Net cash provided by (used for) operating activities	$(82,805)	$(97,115)
Cash flows from financing activities:
Proceeds from issuance of common units	$75,000	$97,510
Offering costs paid	(905)	(291)
Financing costs paid	(3,605)	—
Borrowings on debt	48,000	—
Repayments of debt	(30,000)	—
Net cash provided by (used for) financing activities	$88,490	$97,219
Net increase (decrease) in cash	$5,685	104
Cash, beginning of period	104	—
Cash, end of period	$5,789	104
Supplemental and non-cash activities
Accrued but unpaid distributions	$5,162	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Debt Investments - 103.41%
United States - 103.41%
1st Lien/Senior Secured Debt - 87.33%
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30	$5,013	$4,914	$4,912	(6)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	835	(16)	(17)	(5) (6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	270	—	—	(5) (6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	4,189	—	—	(5) (6) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27	541	—	—	(5) (6)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	5,517	5,386	5,407	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	553	153	155	(5) (6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	830	(10)	(17)	(5) (6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29	5,081	4,969	4,966	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	794	(17)	(18)	(5) (6)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30	4,478	4,369	4,366	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(13)	(13)	(5) (6)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	4,751	4,625	4,680	(6) (7) (8)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	996	330	333	(5) (6) (8)
Groundworks, LLC	Diversified Consumer Services	11.90%	S + 6.50%	03/14/30	2,416	2,353	2,367	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	110	(6)	(2)	(5) (6) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	125	(3)	(3)	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.27%	S + 6.75%	07/25/28	8,580	8,362	8,451	(6) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	1,330	1,295	1,310	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.33%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	8,417	8,139	8,249	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	241	(8)	(5)	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	1,445	(23)	(29)	(5) (6) (8)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	9,202	8,886	8,926	(6) (7)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	2,896	821	833	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	515	(17)	(15)	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,287	(19)	(19)	(5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	4,765	4,634	4,646	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	532	(14)	(13)	(5) (6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	3,192	(86)	(80)	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	12.72%	S + 7.25%	07/26/28	10,688	10,425	10,367	(6) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(21)	(39)	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	3,000	(41)	(90)	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	5,430	5,376	5,376	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.75%	S + 6.25%	04/15/27	2,956	2,927	2,927	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	2,121	2,100	2,100	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.64%	S + 6.25%	04/15/27	555	550	550	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	533	528	527	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(6)	(6)	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	2,956	(29)	(30)	(5) (6)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.38%	S + 6.00%	10/02/29	6,305	6,183	6,179	(6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,631	(16)	(16)	(5) (6)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,305	(25)	(26)	(5) (6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	12.11%	S + 6.75%	07/18/28	6,514	6,358	6,384	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	419	(9)	(8)	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	837	(10)	(17)	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	5,815	5,660	5,699	(6) (7) (8)

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	$471	$(12)	$(9)	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30	2,942	2,872	2,898	(6) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	679	(8)	(10)	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30	6,963	6,792	6,789	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(18)	(18)	(5) (6)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	10,689	10,423	10,422	(6) (7)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(12)	(12)	(5) (6)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(24)	(25)	(5) (6)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	6,210	6,071	6,070	(6) (7)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	466	145	145	(5) (6)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	8,774	8,691	8,686	(6) (7) (8)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	1,226	112	112	(5) (6) (8)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	8,942	8,695	8,763	(6) (7) (8)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,438	(39)	(29)	(5) (6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	2,876	2,848	2,847	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	3,281	3,201	3,199	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	1,119	760	755	(5) (6)
Total 1st Lien/Senior Secured Debt						149,451	149,830
1st Lien/Last-Out Unitranche (9) - 16.08%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	$6,255	$6,193	$6,193	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	3,745	(37)	(38)	(5) (6)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	10,000	7,294	7,293	(5) (6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	3,682	3,645	3,645	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	2,305	(23)	(23)	(5) (6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	6,222	6,147	6,160	(6) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(45)	(38)	(5) (6) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	7,666	4,370	4,396	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						27,544	27,588
Total United States						$176,995	$177,418
Total Debt Investments						176,995	177,418
Total Investments - 103.41%						$176,995	$177,418
Investments in Affiliated Money Market Fund - 5.56%
Goldman Sachs Financial Square Government Fund - Institutional Shares					9,542,172	$9,542	$9,542	(7) (10) (11)
Total Investments in Affiliated Money Market Fund						9,542	9,542
Total Investments and Investments in Affiliated Money Market Fund - 108.97%						$186,537	$186,960

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, the rate for the 1 month S was 5.35% and 3 month S was 5.33%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD").

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

(7)

All, or a portion of, the assets are pledged as collateral for the revolving credit facility with Ally Bank (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”). See Note 6 “Debt”.

(8)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(9)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(10)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(11)	The annualized seven-day yield as of December 31, 2023 is 5.25%.
PIK - Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

1. ORGANIZATION

Phillip Street Middle Market Lending Fund LLC (the “Company”) is a Delaware limited liability company formed on July 13, 2022. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2022. The Company commenced operations on October 6, 2022. On November 2, 2022, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase units of the Company’s limited liability interest (“Units”).

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, Phillip Street Middle Market Lending Investments LLC ("SPV"), Phillip Street Middle Market Lending Investments Holdings LLC, and PSLF Blocker I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
Prepayment premiums	$284	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$401	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2023 and December 31, 2022, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $5,789 and $104, respectively.

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

The Company elected to be treated as a RIC commencing with its taxable year ended December 31, 2022. So long as the Company maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its unitholders (the "Unitholders") as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

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

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs were expensed as incurred. Upon the Initial Drawdown Date, Unitholders bore such costs. Unitholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of Units, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the new ASU on its consolidated financial statements.

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

For the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, Management Fees amounted to $1,441 and $97, and the Investment Adviser voluntarily waived $286 and $0 of its Management Fees, respectively. As of December 31, 2023, $491 remained payable.

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

For the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company accrued Incentive Fees of $206 and $0, respectively. As of December 31, 2023, $206 remained payable.

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

For the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $296 and $70, respectively. As of December 31, 2023, $78 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company incurred expenses for services provided by the Transfer Agent of $51 and $15, respectively. As of December 31, 2023, $63 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of December 31, 2023 and December 31, 2022. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044
Total Non-Controlled Affiliates	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$105,823	$(26,098)	$—	$—	$79,725	$136
Total Non-Controlled Affiliates	$—	$105,823	$(26,098)	$—	$—	$79,725	$136

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2023 and December 31, 2022, there were $123 and $53, respectively, included within Professional fees payable, $58 and $788, respectively, included within Accrued deferred offering costs, $0 and $217, respectively, included within Accrued organization costs, and $1 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$149,451	$149,830	$17,360	$17,352
1st Lien/Last-Out Unitranche	27,544	27,588	—	—
Total investments	$176,995	$177,418	$17,360	$17,352

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value		Net Assets
Software	24.6%	25.3%	51.7%		9.3%
Wireless Telecommunication Services	15.5	16.1	—		—
Diversified Consumer Services	11.5	11.9	48.3		8.7
Insurance	6.5	6.7	—		—
Commercial Services & Supplies	5.9	6.1	—		—
Hotels, Restaurants & Leisure	5.8	6.0	—		—
Financial Services	5.5	5.7	—		—
Leisure Products	3.6	3.7	—		—
IT Services	3.5	3.6	—		—
Media	3.2	3.3	—		—
Distributors	2.8	2.9	—	(1)	—	(1)
Chemicals	2.8	2.9	—		—
Health Care Providers & Services	2.5	2.7	—		—
Consumer Staples Distribution & Retail	2.5	2.5	—		—
Trading Companies & Distributors	2.2	2.3	—		—
Textiles, Apparel & Luxury Goods	1.6	1.7	—		—
Total	100.0%	103.4%	100.0%		18.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2023	December 31, 2022
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$81,003	Discounted cash flows	Discount Rate	9.7% - 11.7%	10.7%
1st Lien/Last-Out Unitranche	10,518	Discounted cash flows	Discount Rate	8.9% - 10.7%	9.9%

(1)
As of December 31, 2023, included within Level 3 Assets of $177,418 is an amount of $85,897 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $91,521 or 51.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$149,830	$149,830	$—	$—	$17,352	$17,352
1st Lien/Last-Out Unitranche	—	—	27,588	27,588	—	—	—	—
Investments in Affiliated Money Market Fund	9,542	—	—	9,542	79,725	—	—	79,725
Total	$9,542	$—	$177,418	$186,960	$79,725	$—	$17,352	$97,077

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$17,352	$147,511	$18	$387	$(16,120)	$682	$—	$—	$149,830	$384
1st Lien/Last-Out Unitranche	-	27,531	—	44	—	13	—	—	27,588	44
Total assets	$17,352	$175,042	$18	$431	$(16,120)	$695	$—	$—	$177,418	$428
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
1st Lien/Senior Secured Debt	$—	$17,354	$—	$(8)	$—	$6	$—	$—	$17,352	$(8)
Total assets	$—	$17,354	$—	$(8)	$—	$6	$—	$—	$17,352	$(8)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2023 and December 31, 2022, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 1,053%. As of December 31, 2022, the Company did not have any senior securities (as defined in the Investment Company Act) outstanding.

The Company's outstanding debt was as follows:

	As of December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$250,000	$232,000	$18,000
Total debt	$250,000	$232,000	$18,000

(1)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

The weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2023 were 8.28%. The weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023 was $5,062.

Credit Facility

SPV entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. The Company serves as collateral manager under the Credit Facility.

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.75% per annum. SPV paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, SPV pays between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments.

The Credit Facility is drawable in USD. As of December 31, 2023, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of December 31, 2023, SPV and the Company were in compliance with these covenants.

Costs of $3,605 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility using the straight-line method. As of December 31, 2023, outstanding deferred financing costs were $2,963.

The below table presents the summary information of the Credit Facility:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
Borrowing interest expense	$373	$—
Facility fees	1,928	—
Amortization of financing costs	642	—
Total	$2,943	$—
Weighted average interest rate	8.28%	0.00%
Average outstanding balance*	$5,062	$—

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$577,500	23%	$750,010	$652,500	13%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	December 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
AQ Sunshine, Inc. (dba Relation Insurance)	$3,383	$—
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
ASM Buyer, Inc.	4,878	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	—
Circustrix Holdings, LLC (dba SkyZone)	1,256	—
Crewline Buyer, Inc. (dba New Relic)	725	—
DFS Holding Company, Inc.	648	8,165
Formulations Parent Corporation (dba Chase Corp)	835	—
Fullsteam Operations LLC	3,821	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,935	—
Groundworks, LLC	236	—
Harrington Industrial Plastics, LLC	336	—
Highfive Dental Holdco, LLC	3,725	—
Ncontracts, LLC	1,973	—
Onyx CenterSource, Inc.	310	733
Recorded Books Inc. (dba RBMedia)	471	—
Rubrik, Inc.	1,102	—
Singlewire Software, LLC	1,438	—
Spotless Brands, LLC	—	1,333
Superior Environmental Solutions	1,217	—
TM Restaurant Group LLC	4,286	—
UP Acquisition Corp. (dba Unified Power)	794	—
VASA Fitness Buyer, Inc.	1,685	—
Total 1st Lien/Senior Secured Debt	$37,255	$10,231
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$3,745	$—
K2 Towers III, LLC	2,607	—
Skyway Towers Intermediate LLC	2,305	—
Thor FinanceCo LLC (dba Harmoni Towers)	3,778	—
Towerco IV Holdings, LLC	3,194	—
Total 1st Lien/Last-Out Unitranche	$15,629	$—
Total	$52,884	$10,231

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37,500
October 31, 2023	1,887,267	37,500
Total capital drawdowns	3,793,879	$75,000
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
October 6, 2022	500	$10
November 2, 2022	1,500,000	30,000
December 20, 2022	3,454,647	67,500
Total capital drawdowns	4,955,147	$97,510
Total capital drawdowns	8,749,026	$172,510

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit	Units issued
For the Year Ended December 31, 2023
November 1, 2023	December 29, 2023	January 29, 2024	$0.59	$261,789

There were no distributions declared on the Company’s common units for the period from October 6, 2022 (commencement of operations) to December 31, 2022.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
Net increase (decrease) in Members' Capital from operations	$5,072	$(850)
Weighted average units outstanding	5,824,201	1,511,486
Basic and diluted earnings (loss) per units	$0.87	$(0.56)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Distributions paid from:
Ordinary Income	$5,162	$—
Net Long-Term Capital Gains	—	—
Total Taxable Distributions	$5,162	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Undistributed Ordinary Income - net	$403	$—
Undistributed Long-Term Capital Gains	$18	—
Total Undistributed Earnings	$421	$—
Capital Loss Carryforward
Perpetual Long-Term	$—	$—
Perpetual Short-Term	—	—
Timing Differences (Organizational Costs)	(392)	(386)
Unrealized Earnings (Losses)—net	424	(8)
Total Accumulated Earnings (Losses)—net	$453	$(394)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Tax cost	$186,537	$97,085
Gross unrealized appreciation	608	—
Gross unrealized depreciation	(185)	(8)
Net unrealized investment appreciation on investments	$423	$(8)

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and differences in the tax treatment of underlying investments. For the year ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company reclassified ($937) and $(456) from total distributable earnings (loss) to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Net increase (decrease) in members' capital resulting from operations	$5,072	$(850)
Adjustments:
Net unrealized losses (gains)	$(431)	$8
Income not currently taxable	(61)	—
Income for tax but not for book	—	—
Expenses not currently deductible	1,032	651
Expenses for tax but not for book	(29)	(7)
Taxable income net of capital loss carryforward	$5,583	$(198)
Nondeductible net investment loss	—	198
Taxable income(1)	$5,583	$—

(1) Taxable Income is an estimate and is not fully determined until the Company's tax return is filed.

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2023	2022
Per Unit Data:(1)
Members' Capital, beginning of period	$19.51	$20.00
Net investment income (loss)	0.79	(0.56)
Net realized and unrealized gains (losses)(2)	(0.10)	0.07
Net increase (decrease) in Members' Capital from operations(2)	$0.69	$(0.49)
Distributions declared from net investment income	(0.59)	—
Total increase (decrease) in Members' Capital	$0.10	$(0.49)
Members' Capital, end of period	$19.61	$19.51
Units outstanding, end of period	8,749,026	4,955,147
Weighted average units outstanding	5,824,201	1,511,486
Total return based on Members' Capital (3)	3.54%	(2.45%)
Supplemental Data/Ratio(4):
Members' Capital, end of period	$171,570	$96,660
Ratio of net expenses to average Members' Capital	6.13%	12.64%
Ratio of net expenses before Management fee waiver to average Members' Capital	6.38%	12.64%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	3.38%	12.64%
Ratio of interest and other debt expenses to average Members' Capital	2.57%	—%
Ratio of incentive fees to average Members' Capital	0.18%	—%
Ratio of total expenses to average Members' Capital	6.38%	12.64%
Ratio of net investment income to average Members' Capital	4.04%	(7.76%)
Portfolio turnover	22%	—%

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

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 29, 2024 to Unitholders of record as of April 2, 2024.

Phillip Street Middle Market Lending Fund LLC – Tax Information (unaudited)

During the year ended December 31, 2023, the Company designated 96.39% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2023, the Company designated 98.86% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Jaime Ardila (68)	Chairperson of the Board of Directors and Director since August 2022

 Mr. Ardila is retired. He is Director, Accenture plc (2013– Present); and Director, Nexa Resources (2019 – Present). Formerly, he was Director, Ecopetrol (2016 – 2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Accenture plc (a management consulting services company); Nexa Resources (a mining company); GS BDC; GS PMMC; GS PMMC II; GS Credit

Director—GS BDC and GS Credit; Chairperson of the Board of Directors—the Company; GS PMMC and GS PMMC II.
Ross J. Kari (65)	Director since August 2022

Mr. Kari is retired. Formerly, he was Director, Summit Bank (2014-2022); Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company; GS BDC; GS PMMC; GS PMMC II and GS Credit.

GS BDC; GS PMMC; GS PMMC II; GS Credit
Susan B. McGee (64)	Director since August 2022

Ms. McGee is retired. She is Director, ETTL Engineers and Consultants (2018-Present); and Director, HIVE Digital Technologies Ltd (2021-Present). She was formerly Director, Nobul Corporation (2019-2022) and held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

Director—the Company; GS BDC; GS PMMC; GS PMMC II and GS Credit.

ETTL Engineers and Consultants; HIVE Digital Technologies Ltd; GS BDC; GS PMMC; GS PMMC II; GS Credit
Interested Director*
Katherine (“Kaysie”) P. Uniacke (63)	Director since August 2022

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director— the Company; GS BDC; GS PMMC; GS PMMC II; GS MMLC II and GS Credit.

Goldman Sachs Asset Management International; GS BDC; GS PMMC; GS PMMC II; GS MMLC II; GS Credit

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	51	Co-Chief Executive Officer and Co-President
David Miller	54	Co-Chief Executive Officer and Co-President
Tucker Greene	48	Chief Operating Officer
Stanley Matuszewski	38	Chief Financial Officer and Treasurer
John Lanza	53	Principal Accounting Officer
Julien Yoo	52	Chief Compliance Officer
Caroline Kraus	46	Chief Legal Officer
Justin Betzen	43	Vice President
Greg Watts	47	Vice President
Jennifer Yang	40	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company and as Chairperson of the Board of Directors of the Company since August 2022. He also serves as a member of the Board of Directors of GS BDC and GS Credit and serves as Chairperson of the Board of Directors of GS PMMC and GS PMMC II. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee and a member of the Audit Committee, and a member of the Board of Directors of Nexa Resources S.A., a mining company. Previously, he was a member of the Board of Directors of Ola Electric Mobility, an electric vehicle manufacturer, and was also a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since August 2022. He also serves on the Board of Directors of GS BDC, GS PMMC, GS PMMC II and GS Credit. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also served as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since August 2022. She also serves on the Board of Directors of GS BDC, GS PMMC, GS PMMC II and GS Credit. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants and HIVE Digital Technologies Ltd. Ms. McGee formerly served as a Director for Nobul Corporation, a digital real estate company, from 2019 to 2022. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since August 2022. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit, and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since August 2022. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’s Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’s relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since August 2022. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the chief operating officer of the Company and has served in such capacity since May 2023. Mr. Greene is also the chief operating officer of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. Mr. Greene previously served as a vice president of the Company from August 2022 to May 2023, and also previously served as a vice president of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. He is also a managing director in Goldman Sachs Asset Management Private Credit. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the chief financial officer and treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the chief financial officer and treasurer of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. He is a Vice President within the Controllers Division of GSAM. He currently manages the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the principal accounting officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the principal accounting officer of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the GSAM Alternative Investments Global Fund Services Group.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since August 2022. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the chief legal officer and secretary of the Company and has served in such capacity since August 2022. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the chief legal officer and secretary of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a vice president of the Company and has served in such capacity since August 2022. Mr. Betzen is also a vice president of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit, focused on middle market lending in the Americas. He is a member of the BDC Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg Watts. Mr. Watts is a vice president of the Company and has served in such capacity since August 2022. Mr. Watts is also a vice president of GS BDC, GS PMMC, GS PMMC II, GS MMLC II, and GS Credit. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the BDC Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a vice president of the Company and has served in such capacity since August 2022. Ms. Yang is also a vice president of GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

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

The Audit Committee held four formal meetings in 2023.

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

The Governance and Nominating Committee held two formal meeting in 2023.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to us, the compliance processes of the Investment Adviser, the Placement Agent, the Administrator and the Transfer Agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held four formal meetings in 2023.

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

The Contract Review Committee held one formal meeting in 2023.

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

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairperson of our Board of Directors.

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

	Total Compensation from the Company for the Year Ended December 31, 2023(1)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2023(2)
Interested Director
Kaysie Uniacke (3)	—	—
Independent Directors
Jaime Ardila (4)	$40,000	$436,610
Ross J. Kari (5)	$34,000	$392,288
Susan B. McGee	$30,000	$368,288

(1)
We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
(2)
Reflects compensation earned during the year ended December 31, 2023. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, GS PMMC, GS PMMC II, GS MMLC II and GS Credit.
(3)
Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(4)
Includes compensation as Chair of the Board.
(5)
Includes compensation as audit committee financial expert.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of March 5, 2024, certain ownership information with respect to the Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Interested Director
Kaysie Uniacke	—	—	—
Independent Directors
Jaime Ardila	—	—	—
Ross J. Kari	—	—	—
Susan B. McGee	—	—	—
Executive Officers
Alex Chi	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
All officers and directors as a group (14 persons)	Record/Beneficial	—	—

(1)

The business address for each of our officers and directors is c/o Phillip Street Middle Market Lending Fund LLC, 200 West Street New York, New York 10282. The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

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

For the year ended December 31, 2023, we paid GSAM a total of $0.76 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $0.76 million in Management Fees and no Incentive Fees.

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 were $265,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023 were $1,304,641. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2023.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor for the Company may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chairperson or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 74 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
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

10.6*

Omnibus Amendment to Transaction Documents, dated as of January 17, 2024, among Phillip Street Middle Market Lending Investments LLC, as borrower, Phillip Street Middle Market Lending Fund LLC, as collateral manager, Ally Bank, as arranger and administrative agent, the lenders party thereto, State Street Bank and Trust Company, as collateral custodian and as securities intermediary and Alter Domus (US) LLC, as document agent.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K (File No. 000-56488), filed on March 2, 2023).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company's Annual Report on Form 10-K (File No. 000-56488), filed on March 2, 2023).

21.1*	Subsidiaries of Phillip Street Middle Market Lending Fund LLC.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: March 5, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 5, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2024.

Signature	Title
/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
David Miller
.

/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ John Lanza	Principal Accounting Officer
John Lanza

/s/ Timothy J. Leach	Chairperson of the Board of Directors
Timothy J. Leach

/s/ Jaime Ardila Jaime Ardila	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director