Form 10-Q
period 2024-03-31
Phillip Street Middle Market Lending Fund LLC
filed 2024-05-09
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9 2024, there were 9,201,628 units of the limited liability company's common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $197,053 and $176,995)	$198,430	$177,418
Investments in affiliated money market fund (cost of $2,701 and $9,542)	2,701	9,542
Cash	12,244	5,789
Interest and dividends receivable	1,722	1,092
Deferred financing costs	3,274	2,963
Other assets	67	23
Total assets	$218,438	$196,827
Liabilities
Debt	$34,600	$18,000
Interest and other debt expenses payable	1,108	886
Management fees payable	572	491
Professional fees payable	137	233
Incentive fees payable	260	206
Distribution payable	—	5,162
Accrued deferred offering costs	58	58
Accrued expenses and other liabilities	365	221
Total liabilities	$37,100	$25,257
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (9,010,815 and 8,749,026 units issued and outstanding as of March 31, 2024 and December 31, 2023)	176,251	171,117
Distributable earnings (loss)	5,087	453
Total members' capital	$181,338	$171,570
Total liabilities and members' capital	$218,438	$196,827
Net asset value per unit	$20.12	$19.61

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,041	$664
Other income	123	6
From non-controlled affiliated investments:
Dividend income	94	787
Total investment income	$6,258	$1,457
Expenses:
Interest and other debt expenses	$1,410	$272
Incentive fees	260	—
Management fees	572	286
Directors’ fees	32	28
Professional fees	113	152
Offering costs	—	351
Other general and administrative expenses	191	148
Total expenses	$2,578	$1,237
Management fee waiver	—	(286)
Net expenses	$2,578	$951
Net investment income (loss)	$3,680	$506
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	954	28
Net realized and unrealized gains (losses)	$954	$28
Net increase (decrease) in members' capital from operations	$4,634	$534
Weighted average units outstanding	8,930,264	4,955,147
Basic and diluted net investment income (loss) per unit	$0.41	$0.10
Basic and diluted earnings (loss) per unit	$0.52	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Members' capital at beginning of period	$171,570	$96,660
Net increase (decrease) in member's capital from operations:
Net investment income (loss)	$3,680	$506
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	954	28
Net increase (decrease) in members' capital from operations	$4,634	$534
Capital transactions:
Reinvestment of common unit distributions	$5,134	$—
Net increase in members' capital from capital transactions	$5,134	$—
Total increase (decrease) in members' capital	$9,768	$534
Members' capital at end of period	$181,338	$97,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$4,634	$534
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(22,543)	(6,701)
Payment-in-kind interest capitalized	(8)	—
Investments in affiliated money market fund, net	6,841	12,654
Proceeds from sales of investments and principal repayments	2,738	67
Net change in unrealized (appreciation) depreciation on investments	(954)	(28)
Amortization of premium and accretion of discount, net	(245)	(27)
Amortization of deferred financing costs	309	99
Amortization of deferred offering costs	—	351
(Increase) decrease in interest and dividends receivable	(630)	(108)
(Increase) decrease in other assets	(44)	(105)
Increase (decrease) in interest and other debt expenses payable	222	173
Increase (decrease) in professional fees payable	(96)	(131)
Increase (decrease) in management fees payable	81	(97)
Increase (decrease) in accrued organization costs	—	(192)
Increase (decrease) in incentive fees payable	54	—
Increase (decrease) in accrued expenses and other liabilities	144	(39)
Net cash provided by (used for) operating activities	$(9,497)	$6,450
Cash flows from financing activities:
Offering costs paid	$-	$(735)
Distributions paid	(28)	—
Financing costs paid	(620)	(3,565)
Borrowings on debt	16,600	—
Net cash provided by (used for) financing activities	$15,952	$(4,300)
Net increase (decrease) in cash	$6,455	$2,150
Cash, beginning of period	5,789	104
Cash, end of period	$12,244	$2,254
Supplemental and non-cash activities
Interest expense paid	$376	$—
Reinvestment of common unit distributions	$5,134	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Debt Investments - 109.42%
United States - 109.42%
1st Lien/Senior Secured Debt - 90.67%
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	$835	$(16)	$(17)	(5) (6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.06%	S + 5.75%	11/15/30	5,013	4,916	4,912	(5) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	4,189	—	—	(5) (6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(5) (6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	270	—	—	(5) (6)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29	5,504	5,377	5,449	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	830	(9)	(8)	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29	553	209	216	(5) (6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.31%	S + 6.00%	10/31/29	5,068	4,960	4,967	(5) (7) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	794	(17)	(16)	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/30	461	—	—	(5) (6)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31	1,230	—	—	(5) (6)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31	3,343	—	—	(5) (6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.30%	S + 6.00%	10/04/30	4,478	4,371	4,410	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(12)	(8)	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	12.43%	S + 7.00%	01/31/29	4,739	4,618	4,668	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	12.43%	S + 7.00%	01/31/29	996	330	332	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	8,558	8,350	8,494	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.21%	S + 6.75%	07/25/28	1,327	1,293	1,317	(5) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	241	(7)	(2)	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.68%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	8,404	8,138	8,320	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.69%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	1,445	214	226	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,171	(9)	(9)	(5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.81%	S + 5.50%	05/08/28	8,951	8,883	8,884	(5) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	390	(3)	(3)	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	6,720	(49)	(67)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	1,680	(12)	(17)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	515	(17)	(5)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	9,202	8,895	9,110	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	2,896	1,747	1,788	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	1,287	332	343	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	625	(6)	(6)	(5) (6)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.58%	S + 5.25%	02/24/31	4,375	4,332	4,331	(5) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.18%	S + 6.75%	06/13/28	4,753	4,628	4,634	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	3,192	(81)	(80)	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	532	(13)	(13)	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(20)	(39)	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	3,000	(39)	(90)	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	12.58%	S + 7.25%	07/26/28	10,661	10,410	10,341	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(6)	(1)	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	531	527	530	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	554	549	552	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	2,116	2,096	2,111	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	5,416	5,366	5,403	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.63%	S + 6.25%	04/15/27	2,956	488	508	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	2,941	2,914	2,934	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.32%	S + 6.00%	10/02/29	$6,290	$6,171	$6,180	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,631	(15)	(29)	(5) (6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,305	(24)	(23)	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	837	(9)	(13)	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	419	(9)	(6)	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	6,498	6,346	6,400	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.58%	S + 6.25%	08/31/28	471	274	281	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	11.59%	S + 6.25%	09/03/30	5,801	5,650	5,743	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.80%	S + 6.50%	07/01/30	192	190	191	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.81%	S + 6.50%	07/01/30	2,934	2,866	2,920	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	487	(8)	(2)	(5) (6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	12.06%	S + 6.75%	11/08/30	6,963	6,796	6,789	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(17)	(18)	(5) (6) (7)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	10,689	10,430	10,529	(5) (7) (8)
Ncontracts, LLC	Software	11.82%	S + 6.50%	12/11/29	987	76	84	(5) (6) (7)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(12)	(15)	(5) (6) (7)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	466	145	148	(5) (6) (7)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	6,194	6,061	6,102	(5) (7) (8)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28	8,774	8,694	8,774	(5) (7) (8)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28	1,226	407	418	(5) (6) (7)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,438	(37)	(14)	(5) (6) (7)
Singlewire Software, LLC	Software	11.31%	S + 6.00%	05/10/29	8,917	8,680	8,828	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/29	1,628	-	-	(5) (6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	6,975	-	-	(5) (6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	12,788	-	-	(5) (6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.57%	S + 6.25%	09/29/27	2,868	2,843	2,840	(5) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	2,585	742	718	(5) (6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	3,281	3,203	3,199	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						163,070	164,423
1st Lien/Last-Out Unitranche (9) - 18.75%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	6,255	$6,196	$6,193	(5) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	3,745	917	915	(5) (6) (7)
K2 Towers III, LLC	Wireless Telecommunication Services	11.86%	S + 6.55%	12/06/28	10,000	8,223	8,218	(5) (6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	3,682	3,646	3,645	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	2,305	68	67	(5) (6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	1,858	32	31	(5) (6)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.15%	S + 6.83%	02/01/29	3,143	3,112	3,111	(5) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	6,222	6,149	6,160	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(43)	(38)	(5) (6) (7)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.35%	S + 4.00%	08/31/28	7,666	5,683	5,705	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						33,983	34,007
Total United States						$197,053	$198,430
Total Debt Investments						197,053	198,430
Total Investments - 109.42%						$197,053	$198,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Investments in Affiliated Money Market Fund - 1.49%
United States - 1.49%
Goldman Sachs Financial Square Government Fund - Institutional Shares					2,700,877	$2,701	$2,701	(10) (11)
Total United States						2,701	2,701
Total Investments in Affiliated Money Market Fund						$2,701	$2,701
Total Investments and Investments in Affiliated Money Market Fund - 110.91%						$199,754	$201,131

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2024, the rate for the 1 month S was 5.33% and 3 month S was 5.30%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.

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

(6)

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

(7)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(8)

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

(10)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(11)	The annualized seven-day yield as of March 31, 2024 is 5.21%.

PIK - Payment-In-Kind

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

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, S, SN, or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, the rate for the 1 month S was 5.35% and 3 month S was 5.33%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD.

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

The Company is conducting an offering pursuant to which investors will make a capital commitment (a “Commitment”) to purchase Units pursuant to a subscription agreement entered into with the Company pursuant to which the investor will agree to purchase Units for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase the Company’s Units each time the Company delivers a drawdown notice at least 10 business days prior to the required funding date (the “Drawdown Date”). The offering and sale of Units will be exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Prepayment premiums	$2	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$76	$2

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $12,244 and $5,789.

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

For the three months ended March 31, 2024 and 2023, Management Fees amounted to $572 and $286, and the Investment Adviser voluntarily waived $286 for the three months ended March 31, 2023. As of March 31, 2024, $572 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company accrued Incentive Fees of $260 and $0, respectively. As of March 31, 2024, $260 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $85 and $70. As of March 31, 2024, $81 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $13 and $13. As of March 31, 2024, $18 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of March 31, 2024 and December 31, 2023. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$9,542	$3,642	$(10,483)	$—	$—	$2,701	$94
Total Non-Controlled Affiliates	$9,542	$3,642	$(10,483)	$—	$—	$2,701	$94
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044
Total Non-Controlled Affiliates	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were $50 and $123, respectively, included within Professional fees payable, $58 and $58, respectively, included within Accrued deferred offering costs, $1, and $1, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$163,070	$164,423	$149,451	$149,830
1st Lien/Last-Out Unitranche	33,983	34,007	27,544	27,588
Total investments	$197,053	$198,430	$176,995	$177,418

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2024				December 31, 2023
Industry	Fair Value		Net Assets		Fair Value	Net Assets
Software	22.6%		24.7%		24.6%	25.3%
Wireless Telecommunication Services	17.1		18.8		15.5	16.1
Financial Services	12.3		13.4		5.5	5.7
Diversified Consumer Services	9.3		10.1		11.5	11.9
Insurance	6.1		6.6		6.5	6.7
Commercial Services & Supplies	5.3		5.8		5.9	6.1
Hotels, Restaurants & Leisure	5.1		5.6		5.8	6.0
Leisure Products	3.2		3.5		3.6	3.7
IT Services	3.1		3.4		3.5	3.6
Media	3.0		3.3		3.2	3.3
Distributors	2.5		2.8		2.8	2.9
Chemicals	2.5		2.7		2.8	2.9
Health Care Providers & Services	2.3		2.5		2.5	2.7
Consumer Staples Distribution & Retail	2.2		2.4		2.5	2.5
Trading Companies & Distributors	2.0		2.2		2.2	2.3
Textiles, Apparel & Luxury Goods	1.4		1.6		1.6	1.7
Specialty Retail	—	(1)	—	(1)	—	—
Total	100.0%		109.4%		100.0%	103.4%

(1) Amount rounds to less than 0.01%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2024	December 31, 2023
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$151,226	Discounted cash flows	Discount Rate	9.8% - 12.4%	10.7%
1st Lien/Last-Out Unitranche	30,865	Discounted cash flows	Discount Rate	8.7% - 11.0%	10.1%
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$81,003	Discounted cash flows	Discount Rate	9.7% - 11.7%	10.7%
1st Lien/Last-Out Unitranche	10,518	Discounted cash flows	Discount Rate	8.9% - 10.7%	9.9%

(1)
As of March 31, 2024, included within Level 3 Assets of $198,430, is an amount of $16,339 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $182,091, or 91.8%, of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2023, included within Level 3 Assets of $177,418, is an amount of $85,897 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $91,521, or 51.6%, of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$164,423	$164,423	$—	$—	$149,830	$149,830
1st Lien/Last-Out Unitranche	—	—	34,007	34,007	—	—	27,588	27,588
Investments in Affiliated Money Market Fund	2,701	—	—	2,701	9,542	—	—	9,542
Total	$2,701	$—	$198,430	$201,131	$9,542	$—	$177,418	$186,960

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$149,830	$16,132	$—	$974	$(2,738)	$225	$—	$—	$164,423	$990
1st Lien/Last-Out Unitranche	27,588	6,419	—	(20)	—	20	—	—	34,007	(20)
Total assets	$177,418	$22,551	$—	$954	$(2,738)	$245	$—	$—	$198,430	$970
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$17,352	$6,701	$—	$28	$(67)	$27	$—	$—	$24,041	$28
Total assets	$17,352	$6,701	$—	$28	$(67)	$27	$—	$—	$24,041	$28

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 624% and 1,053%.

The Company's outstanding debt was as follows:

	As of March 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$250,000	$215,400	$34,600
Total debt	$250,000	$215,400	$34,600

(1)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 and for the year ended December 31, 2023 was 8.45% and 8.28%, respectively. The weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and the year ended December 31, 2023 was $24,765 and $5,062, respectively.

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

The Credit Facility is drawable in USD. As of March 31, 2024, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of March 31, 2024, SPV and the Company were in compliance with these covenants.

Costs of $4,224 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $3,274 and $2,963.

The below table presents the summary information of the Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$519	$—
Facility fees	582	173
Amortization of financing costs	309	99
Total	$1,410	$272
Weighted average interest rate	8.45%	0.00%
Average outstanding balance	$24,765	$—	*

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$577,500	23%	$750,010	$577,500	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$1,562	$—
AQ Sunshine, Inc. (dba Relation Insurance)	2,868	3,383
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
ASM Buyer, Inc.	4,878	4,878
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Charger Debt Merger Sub, LLC (dba Classic Collision)	21,194	—
Circustrix Holdings, LLC (dba SkyZone)	1,256	1,256
Crewline Buyer, Inc. (dba New Relic)	725	725
DFS Holding Company, Inc.	648	648
Formulations Parent Corporation (dba Chase Corp)	835	835
Fullsteam Operations LLC	10,924	3,821
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,935	2,935
Groundworks, LLC	—	236
Harrington Industrial Plastics, LLC	1,802	336
Highfive Dental Holdco, LLC	3,724	3,725
Ncontracts, LLC	1,875	1,973
Onyx CenterSource, Inc.	310	310
Project Accelerate Parent, LLC (dba ABC Fitness)	625	—
Recorded Books Inc. (dba RBMedia)	185	471
Rubrik, Inc.	808	1,102
Singlewire Software, LLC	1,438	1,438
Superior Environmental Solutions	1,162	1,217
TM Restaurant Group LLC	4,286	4,286
UP Acquisition Corp. (dba Unified Power)	794	794
USA DeBusk, LLC	4,958	—
VASA Fitness Buyer, Inc.	1,445	1,685
Total 1st Lien/Senior Secured Debt	$72,246	$37,255
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$2,792	$3,745
K2 Towers III, LLC	1,682	2,607
Skyway Towers Intermediate LLC	2,215	2,305
Tarpon Towers II LLC	1,808	—
Thor FinanceCo LLC (dba Harmoni Towers)	3,778	3,778
Towerco IV Holdings, LLC	1,885	3,194
Total 1st Lien/Last-Out Unitranche	$14,160	$15,629
Total	$86,406	$52,884

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

There were no capital drawdowns for the three months ended March 31, 2024 and March 31, 2023.

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit	Units
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	190,814

There were no distributions declared on the Company’s common units for the three months ended March 31, 2023.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in Members' Capital from operations	$4,634	$534
Weighted average units outstanding	8,930,264	4,955,147
Basic and diluted earnings (loss) per units	$0.52	$0.11

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Unit Data:(1)
Members' Capital, beginning of period	$19.61	$19.51
Net investment income (loss)	0.41	0.10
Net realized and unrealized gains (losses)(2)	0.10	-
Net increase (decrease) in Members' Capital from operations(2)	$0.51	$0.10
Total increase (decrease) in Members' Capital	$0.51	$0.10
Members' Capital, end of period	$20.12	$19.61
Units outstanding, end of period	9,010,815	4,955,147
Weighted average units outstanding	8,930,264	4,955,147
Total return based on Members' Capital (3)	2.60%	0.51%
Supplemental Data/Ratio(4):
Members' Capital, end of period	$181,338	$97,194
Ratio of net expenses to average Members' Capital	5.84%	3.98%
Ratio of net expenses before Management fee waiver to average Members' Capital	5.84%	5.18%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	2.05%	2.84%
Ratio of interest and other debt expenses to average Members' Capital	3.20%	1.14%
Ratio of incentive fees to average Members' Capital	0.59%	—%
Ratio of total expenses to average Members' Capital	5.84%	5.18%
Ratio of net investment income to average Members' Capital	8.34%	2.12%
Portfolio turnover	1%	—%

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distribution recorded per Unit for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns.
(3)
Calculated as the change in members' capital per Unit during the period plus distributions recorded per Unit, divided by the beginning members' capital per Unit.
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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2024 through June 30, 2024, payable on or about August 1, 2024 to Unitholders of record as of July 2, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through March 31, 2024, we have originated approximately $297.8 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2023.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$163.07	$164.42	$149.45	$149.83
First Lien/Last-Out Unitranche	33.98	34.01	27.54	27.59
Total investments	$197.05	$198.43	$176.99	$177.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.6%	12.3%	12.7%	12.7%
First Lien/Last-Out Unitranche(2)(3)	12.0%	12.0%	12.1%	12.1%
Total Portfolio	12.5%	12.3%	12.6%	12.6%

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
(3)
The calculation includes incremental yield earned on the "last-out" portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2023		December 31, 2023
Number of portfolio companies	33		29
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.1	x	4.9	x
Weighted average interest coverage(3)	1.7	x	1.7	x
Median EBITDA(3)	$60.13 million		$56.78 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 36.13% and 0% of total debt investments at fair value.

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

As of
	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	198.43	100.0	177.42	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$198.43	100.0%	$177.42	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$197.05	100.0%	$176.99	100.0%
Non-accrual	—	—	—	—
Total Investments	$197.05	100.0%	$176.99	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$51.34	$2.59
First Lien/Last-Out Unitranche	4.95	—
Total	$56.29	$2.59
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$2.74	$0.07
Total	$2.74	$0.07
Net increase in portfolio	$53.55	$2.52
Number of new portfolio companies with new investment commitments	5	1
Total new investment commitment amount in new portfolio companies	$46.51	$2.59
Average new investment commitment amount in new portfolio companies	9.3	$2.59
Number of existing portfolio companies with new investment commitments	2	—
Total new investment commitment amount in existing portfolio companies	$9.78	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.0	6.9
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.4%	12.0%
Weighted average yield on new investment commitments(5)	11.4%	12.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.9%	12.0%
Weighted average yield on investments sold or repaid(7)	11.9%	12.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Total investment income	$6.26	$1.46
Net expenses	(2.58)	(0.95)
Net investment income (loss)	3.68	0.51
Net realized gain (loss) on investments	—	—
Net unrealized appreciation (depreciation) on investments	0.95	0.03
Net realized and unrealized gains (losses)	0.95	0.03
Net increase (decrease) in net assets from operations	$4.63	$0.54

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest	$6.04	$0.66
Dividend income	0.09	0.79
Other income	0.13	0.01
Total investment income	$6.26	$1.46

Investment income for the three months ended March 31, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest and other debt expenses	$1.41	$0.27
Incentive fees	0.26	—
Management fees	0.57	0.29
Directors’ fees	0.03	0.03
Professional fees	0.11	0.15
Offering costs	—	0.35
Other general and administrative expenses	0.20	0.15
Total expenses	$2.58	1.24
Management fee waiver	—	(0.29)
Net Expenses	$2.58	$0.95

In the table above:

•
Interest and other debt expenses increased from $0.27 million for the three months ended March 31, 2023 to $1.41 million for the three months ended March 31, 2024. This was primarily due to an increase in our aggregate borrowings outstanding.
•
Management Fees increased from $0.29 million for the three months ended March 31, 2023 to $0.57 million for the three months ended March 31, 2024, primarily driven by an increase in Members' capital. For the three months ended March 31, 2023, the Investment Adviser voluntarily waived $0.29 million of its Management Fees.
•
Incentive Fees increased from $0 for the three months ended March 31, 2023 to $0.26 million for the three months ended March 31, 2024. The increase was primarily driven by the performance of the investment portfolio for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Offering costs decreased from $0.35 million for the three months ended March 31, 2023 to $0 million for the three months ended March 31, 2024. This decrease is because Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Unrealized appreciation	$1.47	$0.07
Unrealized depreciation	(0.52)	(0.05)
Net change in unrealized appreciation (depreciation) on investments	$0.95	$0.02

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2024
($ in millions)
Portfolio company:
TM Restaurant Group LLC	$(0.26)
Crewline Buyer, Inc. (dba New Relic)	(0.07)
Formulations Parent Corporation (dba Chase Corp)	(0.06)
Project Accelerate Parent, LLC (dba ABC Fitness)	(0.04)
Tarpon Towers II LLC	(0.03)
Ncontracts, LLC	0.11
Spotless Brands, LLC	0.15
VASA Fitness Buyer, Inc.	0.20
Superior Environmental Solutions	0.21
Fullsteam Operations LLC	0.26
Other, net (1)	0.48
Total	$0.95

(1) For the three months ended March 31, 2024, other, net includes gross unrealized appreciation of $0.56 million and gross unrealized depreciation of $(0.08) million.

For the Three Months Ended
March 31, 2023
Portfolio Company:	($ in millions)
DFS Holding Company, Inc.	$0.07
Onyx CenterSource, Inc.	(0.02)
Spotless Brands, LLC	(0.03)
Total	$0.02

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 624% and 1,053%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$577.50	23%	$750.01	$577.50	23%

There were no capital drawdowns for the three months ended March 31, 2023 and March 31, 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$34.60	$—	$—	$34.60	$—

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

The Credit Facility is drawable in U.S. Dollars. As of March 31, 2024, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2024	December 31, 2023
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$72.25	$37.26
First Lien/Last-Out Unitranche	14.16	15.62
Total	$86.41	$52.88

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2024 through June 30, 2024, payable on or about August 1, 2024 to Unitholders of record as of July 2, 2024.

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers followed by other filers. However, in April 2024, the SEC stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$4.76	$(0.96)	$3.80
Up 200 basis points	3.18	(0.64)	2.54
Up 100 basis points	1.59	(0.32)	1.27
Up 75 basis points	1.19	(0.24)	0.95
Up 50 basis points	0.79	(0.16)	0.63
Up 25 basis points	0.40	(0.08)	0.32
Down 25 basis points	(0.40)	0.08	(0.32)
Down 50 basis points	(0.79)	0.16	(0.63)
Down 75 basis points	(1.19)	0.24	(0.95)
Down 100 basis points	(1.59)	0.32	(1.27)
Down 200 basis points	(3.18)	0.64	(2.54)
Down 300 basis points	(4.76)	0.96	(3.80)

Although the current outlook is uncertain, heightened inflation may persist in the near to medium term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures may affect our portfolio companies’ profit margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

10.1

Omnibus Amendment to Transaction Documents, dated as of January 17, 2024, among Phillip Street Middle Market Lending Investments LLC, as borrower, Phillip Street Middle Market Lending Fund LLC, as collateral manager, Ally Bank, as arranger and administrative agent, the lenders party thereto, State Street Bank and Trust Company, as collateral custodian and as securities intermediary and Alter Domus (US) LLC, as document agent (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 814-01579), filed on March 5, 2024).

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: May 9, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)