Form 10-Q
period 2024-06-30
Phillip Street Middle Market Lending Fund LLC
filed 2024-08-13
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01579

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

As of August 13, 2024, there were 14,289,535 units of the limited liability company's common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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
•
the impact on our business from new or amended legislation or regulations;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $301,561 and $176,995)	$303,042	$177,418
Non-controlled affiliated investments (cost of $9,555 and $0)	9,548	—
Total investments, at fair value (cost of $311,116 and $176,995)	$312,590	$177,418
Investments in affiliated money market fund (cost of $30,420 and $9,542)	30,420	9,542
Cash	14,737	5,789
Interest and dividends receivable	2,059	1,092
Deferred financing costs	3,078	2,963
Other assets	178	23
Total assets	$363,062	$196,827
Liabilities
Debt	$113,600	$18,000
Interest and other debt expenses payable	2,151	886
Management fees payable	690	491
Professional fees payable	150	233
Incentive fees payable	228	206
Distribution payable	—	5,162
Accrued deferred offering costs	58	58
Accrued expenses and other liabilities	397	221
Total liabilities	$117,274	$25,257
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (12,214,181 and 8,749,026 units issued and outstanding as of June 30, 2024 and December 31, 2023)	240,090	171,117
Distributable earnings (loss)	5,698	453
Total members' capital	$245,788	$171,570
Total liabilities and members' capital	$363,062	$196,827
Net asset value per unit	$20.12	$19.61

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,614	$989	$13,655	$1,653
Other income	129	11	252	17
From non-controlled affiliated investments:
Interest income	162	—	162	—
Dividend income	169	684	263	1,471
Other income	4	—	4	—
Total investment income	$8,078	$1,684	$14,336	$3,141
Expenses:
Interest and other debt expenses	$2,382	$676	$3,792	$948
Incentive fees	228	—	488	—
Management fees	690	294	1,262	580
Directors’ fees	34	38	66	66
Professional fees	171	254	284	406
Offering costs	—	312	—	663
Other general and administrative expenses	216	174	407	322
Total expenses	$3,721	$1,748	$6,299	$2,985
Management fee waiver	—	—	—	(286)
Net expenses	$3,721	$1,748	$6,299	$2,699
Net investment income (loss)	$4,357	$(64)	$8,037	$442
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1)	$—	$(1)	$—
Non-controlled affiliated investments	—	—	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	104	(88)	1,058	(60)
Non-controlled affiliated investments	(7)	—	(7)	—
Net realized and unrealized gains (losses)	$96	$(88)	$1,050	$(60)
Net increase (decrease) in members' capital from operations	$4,453	$(152)	$9,087	$382
Weighted average units outstanding	9,905,503	4,955,147	9,417,884	4,955,147
Basic and diluted net investment income (loss) per unit	$0.44	$(0.01)	$0.85	$0.09
Basic and diluted earnings (loss) per unit	$0.45	$(0.03)	$0.96	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Members' capital at beginning of period	$181,338	$97,194	$171,570	$96,660
Net increase (decrease) in member's capital from operations:
Net investment income (loss)	$4,357	$(64)	$8,037	$442
Net realized gain (loss)	(1)	—	(1)	—
Net change in unrealized appreciation (depreciation)	97	(88)	1,051	(60)
Net increase (decrease) in members' capital from operations	$4,453	$(152)	$9,087	$382
Distributions to members from:
Distributable earnings	$(3,842)	$—	$(3,842)	$—
Total distributions to members	$(3,842)	$—	$(3,842)	$—
Capital transactions:
Issuance of common units	$60,000	$—	$60,000	$—
Reinvestment of common unit distributions	3,839	—	8,973	—
Net increase in members' capital from capital transactions	$63,839	$—	$68,973	$—
Total increase (decrease) in members' capital	$64,450	$(152)	$74,218	$382
Members' capital at end of period	$245,788	$97,042	$245,788	$97,042
Distributions recorded per unit	$0.43	$—	$0.43	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$9,087	$382
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(138,605)	(24,783)
Payment-in-kind interest capitalized	(60)	—
Investments in affiliated money market fund, net	(20,878)	30,658
Proceeds from sales of investments and principal repayments	5,008	123
Net realized (gain) loss on investments	1	—
Net change in unrealized (appreciation) depreciation on investments	(1,051)	60
Amortization of premium and accretion of discount, net	(465)	(71)
Amortization of deferred financing costs	521	278
Amortization of deferred offering costs	—	663
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(967)	69
(Increase) decrease in other assets	(155)	(76)
Increase (decrease) in interest and other debt expenses payable	1,265	500
Increase (decrease) in professional fees payable	(83)	60
Increase (decrease) in management fees payable	199	197
Increase (decrease) in accrued organization costs	—	(209)
Increase (decrease) in incentive fees payable	22	—
Increase (decrease) in accrued expenses and other liabilities	176	(2)
Net cash provided by (used for) operating activities	$(145,985)	$7,849
Cash flows from financing activities:
Proceeds from issuance of common units	$60,000	$—
Offering costs paid	—	(801)
Distributions paid	(31)	—
Financing costs paid	(636)	(3,570)
Borrowings on debt	95,600	—
Net cash provided by (used for) financing activities	$154,933	$(4,371)
Net increase (decrease) in cash	$8,948	3,478
Cash, beginning of period	5,789	104
Cash, end of period	$14,737	$3,582
Supplemental and non-cash activities
Interest expense paid	$885	$—
Reinvestment of common unit distributions	$8,973	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Debt Investments - 126.26%
United States - 126.26%
1st Lien/Senior Secured Debt - 111.71%
VisionSafe Holdings, Inc.	Aerospace & Defense	11.33%	S + 6.00%	04/19/30	$3,818	$3,743	$3,741	(5) (6)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	509	(10)	(10)	(5) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.07%	S + 5.75%	11/15/30	5,000	4,906	4,900	(5) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	835	(15)	(17)	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	4,189	—	—	(5) (6) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(5) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	270	—	—	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	5,490	5,368	5,435	(5) (6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,659	(20)	(17)	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	830	258	268	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	828	808	819	(5) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	276	269	273	(5) (6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.33%	S + 6.00%	10/31/29	5,055	4,951	4,980	(5) (6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	794	(16)	(12)	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/31	2,972	2,929	2,928	(5) (6)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/31	1,093	(8)	(16)	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/30	410	75	75	(5) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	12,579	12,495	12,494	(5) (6)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	1,321	563	563	(5) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	1,100	(7)	(15)	(5) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.33%	S + 6.00%	10/04/30	4,466	4,363	4,422	(5) (6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(12)	(5)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	12.44%	S + 7.00%	01/31/29	4,727	4,611	4,656	(5) (6) (8)
DFS Holding Company, Inc.	Distributors	12.44%	S + 7.00%	01/31/29	995	330	332	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.33%	S + 6.00%	04/26/29	7,797	7,646	7,641	(5) (6) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	3,610	(70)	(72)	(5) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	722	(14)	(14)	(5) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.35%	S + 5.00%	06/06/31	5,803	5,774	5,774	(5) (6)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	3,329	(25)	(25)	(5) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	12.50%	P + 5.00%	06/06/31	832	196	196	(5) (7)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	8,537	8,339	8,473	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	1,323	1,291	1,313	(5) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.33%	S + 5.00%	05/01/31	10,615	10,511	10,509	(5) (6)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/31	2,769	—	—	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(16)	(16)	(5) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	8,372	8,118	8,330	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	1,445	452	474	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	241	(7)	(1)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.83%	S + 5.50%	05/08/28	8,929	8,864	8,862	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,171	(8)	(9)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.84%	S + 5.50%	05/08/28	389	383	387	(5) (8)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	9,202	8,904	9,110	(5) (6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	6,720	(47)	(67)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	2,896	2,112	2,154	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,680	(12)	(17)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	1,287	729	745	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	$515	$(16)	$(5)	(5) (7) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	10.08%	S + 4.75%	05/16/31	15,000	14,926	14,925	(5) (6) (10)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31	4,375	4,333	4,331	(5) (6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	625	(6)	(6)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.19%	S + 6.75%	06/13/28	4,741	4,622	4,622	(5) (6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	3,192	(76)	(80)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	532	(13)	(13)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	12.71%	S + 7.25%	07/26/28	10,634	10,395	10,315	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	3,000	(37)	(90)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(19)	(39)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	5,403	5,356	5,389	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.74%	S + 6.25%	04/15/27	2,955	719	736	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	2,934	2,909	2,927	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	2,110	2,092	2,105	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	552	548	551	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	530	526	529	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(5)	(1)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.33%	S + 6.00%	10/02/29	6,274	6,160	6,180	(5) (6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,631	(14)	(24)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,305	(23)	(20)	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.84%	S + 6.50%	07/18/28	6,481	6,334	6,416	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	837	653	661	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	419	(8)	(4)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.60%	S + 6.25%	09/03/30	5,786	5,640	5,728	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/30	679	—	7	(5) (6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	471	(11)	(5)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	5,872	—	—	(5) (6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	1,174	—	—	(5) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	734	—	—	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30	2,927	2,861	2,912	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(8)	(2)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30	192	190	191	(5) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	10,567	—	—	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	2,586	—	—	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,256	—	—	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	591	—	—	(5) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	12.08%	S + 6.75%	11/08/30	6,963	6,800	6,789	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(17)	(18)	(5) (7) (8)
Ncontracts, LLC	Software	11.77%	S + 6.50%	12/11/29	10,689	10,436	10,582	(5) (6) (8)
Ncontracts, LLC	Software	11.83%	S + 6.50%	12/11/29	987	307	319	(5) (7) (8)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(11)	(10)	(5) (7) (8)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28	6,179	6,051	6,117	(5) (6) (8)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28	466	146	151	(5) (7) (8)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28	8,774	8,698	8,774	(5) (6) (8)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28	1,226	694	704	(5) (7) (8)
Singlewire Software, LLC	Software	11.34%	S + 6.00%	05/10/29	8,533	8,315	8,448	(5) (6) (8)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,438	(35)	(14)	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	8,967	8,878	8,878	(5) (6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	4,891	104	104	(5) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares (4)	Cost	Fair Value	Footnotes
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	$1,141	$(11)	$(11)	(5) (7)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.59%	S + 6.25%	09/29/27	2,861	2,837	2,832	(5) (6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	3,273	3,197	3,224	(5) (6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	2,583	834	835	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.58%	S + 5.25%	12/31/29	12,610	12,423	12,420	(5) (6)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29	1,494	(22)	(22)	(5) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29	896	(7)	(13)	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.35%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	13,623	13,599	13,555	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	1,096	(1)	(5)	(5) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/23/31	13,380	13,180	13,179	(5) (6)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/23/31	7,433	(56)	(56)	(5) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/21/30	1,487	37	37	(5) (7)
Total 1st Lien/Senior Secured Debt						273,105	274,576
1st Lien/Last-Out Unitranche (9) - 14.55%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	6,255	$6,198	$6,193	(5) (6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	3,745	1,395	1,391	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	11.89%	S + 6.55%	12/06/28	10,000	8,592	8,583	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	3,682	3,647	3,645	(5) (6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	2,305	248	246	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	3,143	3,113	3,111	(5) (6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.17%	S + 6.83%	02/01/29	1,858	147	145	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	6,222	6,151	6,160	(5) (6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.39%	S + 7.00%	08/24/28	3,778	403	407	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.44%	S + 4.00%	08/31/28	7,666	5,869	5,885	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						35,763	35,766
Total United States						$308,868	$310,342
Total Debt Investment						$308,868	$310,342

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Initial Acquisition Date	Shares	Cost	Fair Value	Footnotes
Equity Securities - 0.91%
United States - 0.91%
Common Stock - 0.91%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$255	(5) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,993	(5) (9) (12)
Total Common Stock				2,248	2,248
Total United States				$2,248	$2,248
Total Equity Securities				$2,248	$2,248
Total Investments - 127.18%				311,116	312,590
Investments in Affiliated Money Market Fund - 12.38%
United States - 12.38%
Goldman Sachs Financial Square Government Fund - Institutional Shares			30,420,404	$30,420	$30,420	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				30,420	30,420
Total United States				$30,420	$30,420
Total Investments and Investments in Affiliated Money Market Fund - 139.56%				$341,536	$343,010

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2024, the rate for the 1 month S was 5.34% and 3 month S was 5.32%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.

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

(7)

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

(8)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement".

(9)

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”

(10)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the aggregate fair value of these securities is $14,925 or 4.11% of the Company’s total assets.

(11)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(12)	Non-income producing security.

(13)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $2,248 or 0.92% of the Company's net assets. The initial acquisition dates have been included for such securities.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of June 30, 2024 is 5.21%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Prepayment premiums	$—	$—	$2	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$17	$1	$93	$3

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $14,737 and $5,789.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2024, Management Fees amounted to $690 and $1,262. As of June 30, 2024, $690 remained payable. For the three and six months ended June 30, 2023, Management Fees amounted to $294 and $580, respectively and the Investment Adviser voluntarily waived $0 and $286 of its Management Fees, respectively.

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

For the three and six months ended June 30, 2024, the Company accrued Incentive Fees of $228 and $488, respectively. As of June 30, 2024, $228 remained payable. For the three and six months ended June 30, 2023, the Company did not accrue Incentive Fees.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $91 and $176. As of June 30, 2024, $85 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $70 and $140, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26. As of June 30, 2024, $18 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26, respectively.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of June 30, 2024 and December 31, 2023. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$9,542	$126,110	$(105,232)	$—	$—	$30,420	$263
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	9,728	(173)	—	(7)	9,548	166
Total Non-Controlled Affiliates	$9,542	$135,838	$(105,405)	$—	$(7)	$39,968	$429
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044
Total Non-Controlled Affiliates	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were $50 and $123, respectively, included within Professional fees payable, $58 and $58, respectively, included within Accrued deferred offering costs, $0 and $0, respectively, included within Accrued organization costs and $1 and $1, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$273,105	$274,576	$149,451	$149,830
1st Lien/Last-Out Unitranche	35,763	35,766	27,544	27,588
Common Stock	2,248	2,248	—	—
Total investments	$311,116	$312,590	$176,995	$177,418

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	14.3%	18.3%	24.6%	25.3%
Diversified Consumer Services	14.3	18.1	11.5	11.9
Trading Companies & Distributors	13.8	17.6	2.2	2.3
Financial Services	12.9	16.4	5.5	5.7
Wireless Telecommunication Services	11.4	14.6	15.5	16.1
Commercial Services & Supplies	8.9	11.3	5.9	6.1
Insurance	3.9	5.0	6.5	6.7
Hotels, Restaurants & Leisure	3.3	4.1	5.8	6.0
Specialty Retail	2.9	3.7	—	—
Leisure Products	2.3	2.9	3.6	3.7
IT Services	2.0	2.5	3.5	3.6
Media	1.8	2.3	3.2	3.3
Distributors	1.6	2.0	2.8	2.9
Chemicals	1.6	2.0	2.8	2.9
Health Care Providers & Services	1.4	1.8	2.5	2.7
Consumer Staples Distribution & Retail	1.4	1.8	2.5	2.5
Aerospace & Defense	1.3	1.6	—	—
Textiles, Apparel & Luxury Goods	0.9	1.2	1.6	1.7
Total	100.0%	127.2%	100.0%	103.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2024	December 31, 2023
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$167,832	Discounted cash flows	Discount Rate	9.2% - 12.6%	10.8%
1st Lien/Last-Out Unitranche	35,766	Discounted cash flows	Discount Rate	8.9% - 11.2%	10.4%
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$81,003	Discounted cash flows	Discount Rate	9.7% - 11.7%	10.7%
1st Lien/Last-Out Unitranche	10,518	Discounted cash flows	Discount Rate	8.9% - 10.7%	9.9%

(1)
As of June 30, 2024, included within Level 3 Assets of $299,040, is an amount of $95,442 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $203,598, or 68.6%, of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$13,550	$261,026	$274,576	$—	$—	$149,830	$149,830
1st Lien/Last-Out Unitranche	—	—	35,766	35,766	—	—	27,588	27,588
Common Stock	—	—	2,248	2,248	—	—	—	—
Investments in Affiliated Money Market Fund	30,420	—	—	30,420	9,542	—	—	9,542
Total	$30,420	$13,550	$299,040	$343,010	$9,542	$—	$177,418	$186,960

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$149,830	$114,462	$(1)	$1,139	$(4,828)	$424	$—	$—	$261,026	$1,158
1st Lien/Last-Out Unitranche	27,588	8,178	—	(40)	—	40	—	—	35,766	(40)
Common Stock	—	2,248	—	—	—	—	—	—	2,248	—
Total assets	$177,418	$124,888	$(1)	$1,099	$(4,828)	$464	$—	$—	$299,040	$1,118
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$17,352	$24,783	$—	$(60)	$(123)	$71	$—	$—	$42,023	$(60)
Total assets	$17,352	$24,783	$—	$(60)	$(123)	$71	$—	$—	$42,023	$(60)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 316% and 1,053%.

The Company's outstanding debt was as follows:

	June 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$250,000	$136,400	$113,600	$250,000	$232,000	$18,000
Total debt	$250,000	$136,400	$113,600	$250,000	$232,000	$18,000

(1)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 and for the year ended December 31, 2023 was 8.28% and 8.28%, respectively. The weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 and for the year ended December 31, 2023 was $55,763 and $5,062, respectively.

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

The Credit Facility is drawable in USD. As of June 30, 2024, the total commitments under the Credit Facility were $250,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of June 30, 2024, SPV and the Company were in compliance with these covenants.

Costs of $4,241 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $3,078 and $2,963.

The below table presents the summary information of the Credit Facility:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Borrowing interest expense	$1,777	$—		$2,297	$—
Facility fees	392	497		974	670
Amortization of financing costs	213	179		521	278
Total	$2,382	$676		$3,792	$948
Weighted average interest rate	8.23%	0.00%		8.28%	0.00%
Average outstanding balance	$86,762	$—	*	$55,763	$—	*

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$517,500	31%	$750,010	$577,500	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$4,332	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,171	—
AI Titan Parent, Inc.	7,709	—
AQ Sunshine, Inc. (dba Relation Insurance)	2,638	3,383
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	14,850	—
ASM Buyer, Inc.	4,878	4,878
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Charger Debt Merger Sub, LLC (dba Classic Collision)	5,904	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	3,958	—
Circustrix Holdings, LLC (dba SkyZone)	586	1,256
Crewline Buyer, Inc. (dba New Relic)	725	725
DFS Holding Company, Inc.	648	648
Formulations Parent Corporation (dba Chase Corp)	835	835
Fullsteam Operations LLC	10,156	3,821
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,935	2,935
Harrington Industrial Plastics, LLC	1,709	336
Highfive Dental Holdco, LLC	3,725	3,725
Ncontracts, LLC	1,644	1,973
NCWS Intermediate, Inc. (dba National Carwash Solutions)	2,390	—
Onyx CenterSource, Inc.	310	310
Project Accelerate Parent, LLC (dba ABC Fitness)	625	—
PT Intermediate Holdings III, LLC (dba Parts Town)	1,096	—
Recorded Books Inc. (dba RBMedia)	1,136	471
Rubrik, Inc.	522	1,102
Singlewire Software, LLC	1,438	1,438
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	4,385	—
Superior Environmental Solutions	2,212	1,217
TM Restaurant Group LLC	4,286	4,286
United Flow Technologies Intermediate Holdco II, LLC	8,861	—
UP Acquisition Corp. (dba Unified Power)	794	794
USA DeBusk, LLC	1,423	—
Valet Waste Holdings, Inc. (dba Valet Living)	1,849	—
VASA Fitness Buyer, Inc.	1,204	1,685
VisionSafe Holdings, Inc	509	—
Spotless Brands, LLC	—	—
Groundworks, LLC	—	236
Total 1st Lien/Senior Secured Debt	$102,452	$37,255
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$2,316	$3,745
K2 Towers III, LLC	1,317	2,607
Skyway Towers Intermediate LLC	2,036	2,305
Tarpon Towers II LLC	1,694	—
Thor FinanceCo LLC (dba Harmoni Towers)	3,333	3,778
Towerco IV Holdings, LLC	1,705	3,194
Total 1st Lien/Last-Out Unitranche	$12,401	$15,629
Total	$114,853	$52,884

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2024
May 24, 2024	1,134,153	$22,500
June 17, 2024	1,878,400	$37,500
Total capital drawdowns	3,012,553	$60,000

There were no capital drawdowns for the six months ended June 30, 2023.

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(1)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
(1)
$0.05 is considered capital gain distribution.

There were no distributions declared on the Company’s common units for the six months ended June 30, 2023.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in Members' Capital from operations	$4,453	$(152)	$9,087	$382
Weighted average units outstanding	9,905,503	4,955,147	9,417,884	4,955,147
Basic and diluted earnings (loss) per units	$0.45	$(0.03)	$0.96	$0.08

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Unit Data:(1)
Members' Capital, beginning of period	$19.61	$19.51
Net investment income (loss)	0.85	0.09
Net realized and unrealized gains (losses)(2)	0.09	(0.02)
Net increase (decrease) in Members' Capital from operations(2)	$0.94	$0.07
Distributions from net investment income	(0.43)	—
Total increase (decrease) in Members' Capital	$0.51	$0.07
Members' Capital, end of period	$20.12	$19.58
Units outstanding, end of period	12,214,181	4,955,147
Weighted average units outstanding	9,417,884	4,955,147
Total return based on Members' Capital (3)	4.79%	0.36%
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$245,788	$97,042
Ratio of net expenses to average Members' Capital	6.72%	5.61%
Ratio of net expenses before Management fee waiver to average Members' Capital	6.72%	6.20%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	2.15%	3.64%
Ratio of interest and other debt expenses to average Members' Capital	4.05%	1.97%
Ratio of incentive fees to average Members' Capital	0.52%	—%
Ratio of total expenses to average Members' Capital	6.72%	6.20%
Ratio of net investment income to average Members' Capital	8.58%	0.92%
Portfolio turnover	2%	—%

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

On June 20, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 1.9 million shares of common units for an aggregate offering price of approximately $37,500. The units were issued on July 5, 2024.

On August 1, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 3.7 million shares of common units for an aggregate offering price of approximately $75,000. The units will be issued on or about August 9, 2024.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July1, 2024 through September 30, 2024, payable on or about November 1, 2024 to Unitholders of record as of October 2, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through June 30, 2024, we have originated approximately $447.7 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$273.11	$274.57	$149.45	$149.83
First Lien/Last-Out Unitranche	35.76	35.77	27.54	27.59
Common Stock	2.25	2.25	—	—
Total investments	$311.12	$312.59	$176.99	$177.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.9%	11.7%	12.7%	12.7%
First Lien/Last-Out Unitranche(2)(3)	12.0%	12.0%	12.1%	12.1%
Common Stock(4)	0.0%	0.0%	0.0%	0.0%
Total Portfolio	11.8%	11.7%	12.6%	12.6%

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
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
Number of portfolio companies	46		29
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.1	x	4.9	x
Weighted average interest coverage(3)	1.7	x	1.7	x
Median EBITDA(3)	$85.22 million		$56.78 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 24.09% and 35.7% of total debt investments at fair value.

Our Investment Adviser monitors, on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

As of
	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	312.59	100.0	177.42	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$312.59	100.0%	$177.42	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$311.12	100.0%	$176.99	100.0%
Non-accrual	—	—	—	—
Total Investments	$311.12	100.0%	$176.99	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2024	June 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$147.57	$43.98
First Lien/Last-Out Unitranche	—	—
Common Stock	2.25	—
Total	$149.82	$43.98
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.69	$0.06
Total	$0.69	$0.06
Net increase in portfolio	$149.13	$43.92
Number of new portfolio companies with new investment commitments	16	5
Total new investment commitment amount in new portfolio companies	$146.98	$43.98
Average new investment commitment amount in new portfolio companies	9.2	8.8
Number of existing portfolio companies with new investment commitments	7	—
Total new investment commitment amount in existing portfolio companies	$2.84	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.2	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.8%	12.9%
Weighted average yield on new investment commitments(5)	10.6%	12.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.6%	12.3%
Weighted average yield on investments sold or repaid(7)	11.6%	12.3%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024		June 30, 2023
	($ in millions)
Total investment income	$8.08		$1.68	$14.34		$3.14
Net expenses	(3.72)		(1.74)	(6.30)		(2.70)
Net investment income (loss)	4.36		(0.06)	8.04		0.44
Net realized gain (loss) on investments	—	(1)	—	—	(1)	—
Net unrealized appreciation (depreciation) on investments	0.10		(0.09)	1.05		(0.06)
Net realized and unrealized gains (losses)	0.10		(0.09)	1.05		(0.06)
Net increase (decrease) in net assets from operations	$4.46		$(0.15)	$9.09		$0.38

(1) Amount rounds to less than $0.01.

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest	$7.78	$0.99	$13.82	$1.65
Dividend income	0.17	0.68	0.26	1.47
Other income	0.13	0.01	0.26	0.02
Total investment income	$8.08	$1.68	$14.34	$3.14

Investment income for the three and six months ended June 30, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest and other debt expenses	$2.38	$0.68	$3.79	$0.95
Incentive fees	0.23	—	0.49	—
Management fees	0.69	0.29	1.26	0.58
Directors’ fees	0.03	0.04	0.07	0.07
Professional fees	0.17	0.25	0.28	0.41
Offering costs	—	0.31	—	0.66
Other general and administrative expenses	0.22	0.17	0.41	0.32
Total expenses	$3.72	1.74	6.30	$2.99
Management fee waiver	—	—	—	(0.29)
Net Expenses	$3.72	$1.74	$6.30	$2.70

In the table above:

•
Interest and other debt expenses increased from $0.68 million and $0.95 million for the three and six months ended June 30, 2023 to $2.38 million and $3.79 million for the three and six months ended June 30, 2024. This was primarily due to an increase in our aggregate borrowings outstanding during the period.
•
Management Fees increased from $0.29 million and $0.58 million for the three and six months ended June 30, 2023 to $0.69 million and $1.26 million for the three and six months ended June 30, 2024, primarily driven by an increase in Members' capital. For the three and six months ended June 30, 2023, the Investment Adviser voluntarily waived $0 million and $0.29 million of its Management Fees.
•
Incentive Fees increased from $0 and $0 for the three and six months ended June 30, 2023 to $0.23 million and $0.49 million for the three and six months ended June 30, 2024. The increase was primarily driven by the performance of the investment portfolio for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Offering costs decreased from $0.31 million and $0.66 for the three and six months ended June 30, 2023 to $0 million and $0 million for the three and six months ended June 30, 2024. This decrease is because Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Unrealized appreciation	$1.49	$0.01	$1.73	$-
Unrealized depreciation	(1.39)	$(0.10)	(0.68)	(0.06)
Net change in unrealized appreciation (depreciation) on investments	$0.10	$(0.09)	$1.05	$(0.06)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
	($ in millions)
Portfolio company:
Crewline Buyer, Inc. (dba New Relic)	$(0.27)	$(0.01)
Priority Technology Holdings, Inc. (dba Priority Payment)	(0.17)	(0.02)
TM Restaurant Group LLC	(0.15)	(0.15)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	(0.10)	(0.02)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.10)	(0.01)
Onyx CenterSource, Inc.	(0.10)	(0.03)
Circustrix Holdings, LLC (dba SkyZone)	0.10	0.09
Other, net (1)	0.12	0.67
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	0.14	(0.11)
Singlewire Software, LLC	0.15	0.15
Fullsteam Operations LLC	0.24	0.25
VASA Fitness Buyer, Inc.	0.24	0.24
Total	$0.10	$1.05

(1) For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $0.62 million and $0.99 million, and gross unrealized depreciation of $(0.50) million and $(0.32) million.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Portfolio Company:	($ in millions)
DFS Holding Company, Inc.	$(0.08)	$—
Onyx CenterSource, Inc.	(0.02)	(0.03)
Spotless Brands, LLC	0.01	(0.03)
Other, net (1)	—	—
Total	$(0.09)	$(0.06)

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 316% and 1,053%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$517.50	31%	$750.01	$577.50	23%

The following table summarizes the total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	$37.50
Total capital drawdowns	3,012,553	$60.00

There were no capital drawdowns for the six months ended June 30, 2023.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$113.60	$—	$—	$113.60	$—

(1)
Provides, under certain circumstances, a total borrowing capacity of $750 million.

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

The Credit Facility is drawable in U.S. Dollars. As of June 30, 2024, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

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

For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2024	December 31, 2023
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$102.45	$37.26
First Lien/Last-Out Unitranche	12.40	15.62
Total	$114.85	$52.88

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

RECENT DEVELOPMENTS

On June 20, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of approximately 1.9 million shares of common units for an aggregate offering price of approximately $37.5 million. The units were issued on July 5, 2024.

On August 1, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of approximately 3.7 million shares of common units for an aggregate offering price of approximately $75.0 million. The units will be issued on or about August 9, 2024.

We will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2024 through September 30, 2024, payable on or about October 1, 2024 to Unitholders of record as of September 2, 2024.

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

As of June 30, 2024 and December 31, 2023, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$7.47	$(3.16)	$4.31
Up 200 basis points	4.98	(2.11)	2.87
Up 100 basis points	2.49	(1.05)	1.44
Up 75 basis points	1.87	(0.79)	1.08
Up 50 basis points	1.25	(0.53)	0.72
Up 25 basis points	0.62	(0.26)	0.36
Down 25 basis points	(0.62)	0.26	(0.36)
Down 50 basis points	(1.25)	0.53	(0.72)
Down 75 basis points	(1.87)	0.79	(1.08)
Down 100 basis points	(2.49)	1.05	(1.44)
Down 200 basis points	(4.98)	2.11	(2.87)
Down 300 basis points	(7.47)	3.16	(4.31)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	$37.50
Total capital drawdowns	3,012,553	$60.00

Each of the above issuances and sales of the Common Units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Regulation D or Regulation S thereunder, as applicable. Each purchaser of Common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of the Common Units sold outside the United States, not a “U.S. person” in accordance with Regulation S under the Securities Act and (ii) acquiring the Common Units for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuance and sale.

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: August 13, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)