Form 10-Q
period 2024-09-30
Phillip Street Middle Market Lending Fund LLC
filed 2024-11-12
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 18,045,808 units of the limited liability company's common units outstanding. The common units outstanding excludes the August 7, 2024 units issued pursuant to the distribution reinvestment program and the November 1, 2024 capital drawdown since the issuance price has not yet been finalized at this time.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•
the impact of changing inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $457,839 and $176,995)	$458,952	$177,418
Non-controlled affiliated investments (cost of $9,763 and $0)	9,745	—
Total investments, at fair value (cost of $467,602 and $176,995)	$468,697	$177,418
Investments in affiliated money market fund (cost of $150 and $9,542)	150	9,542
Cash	16,335	5,789
Interest and dividends receivable	3,322	1,092
Deferred financing costs	2,881	2,963
Other assets	163	23
Total assets	$491,548	$196,827
Liabilities
Debt	$121,100	$18,000
Interest and other debt expenses payable	2,773	886
Management fees payable	983	491
Professional fees payable	192	233
Incentive fees payable	561	206
Distribution payable	—	5,162
Accrued deferred offering costs	58	58
Accrued expenses and other liabilities	271	221
Total liabilities	$125,938	$25,257
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (18,045,808 and 8,749,026 units issued and outstanding as of September 30, 2024 and December 31, 2023)	356,852	171,117
Distributable earnings (loss)	8,758	453
Total members' capital	$365,610	$171,570
Total liabilities and members' capital	$491,548	$196,827
Net asset value per unit	$20.26	$19.61

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,819	$2,579	$25,474	$4,232
Other income	203	37	455	54
From non-controlled affiliated investments:
Interest income	238	—	400	—
Dividend income	437	259	700	1,730
Other income	5	—	9	—
Total investment income	$12,702	$2,875	$27,038	$6,016
Expenses:
Interest and other debt expenses	$2,989	$929	$6,781	$1,877
Incentive fees	561	—	1,049	—
Management fees	983	370	2,245	951
Directors’ fees	30	34	96	100
Professional fees	197	165	481	571
Offering costs	—	317	—	980
Other general and administrative expenses	228	206	635	527
Total expenses	$4,988	$2,021	$11,287	$5,006
Management fee waiver	—	—	—	(286)
Net expenses	$4,988	$2,021	$11,287	$4,720
Net investment income (loss)	$7,714	$854	$15,751	$1,296
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$(1)	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(368)	77	690	17
Non-controlled affiliated investments	(11)	—	(18)	—
Net realized and unrealized gains (losses)	$(379)	$77	$671	$17
Net increase (decrease) in members' capital from operations	$7,335	$931	$16,422	$1,313
Weighted average units outstanding	16,060,705	5,224,559	11,648,320	5,045,938
Basic and diluted net investment income (loss) per unit	$0.48	$0.16	$1.35	$0.26
Basic and diluted earnings (loss) per unit	$0.46	$0.18	$1.41	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Members' capital at beginning of period	$245,788	$97,042	$171,570	$96,660
Net increase (decrease) in member's capital from operations:
Net investment income (loss)	$7,714	$854	$15,751	$1,296
Net realized gain (loss)	—	—	(1)	—
Net change in unrealized appreciation (depreciation)	(379)	77	672	17
Net increase (decrease) in members' capital from operations	$7,335	$931	$16,422	$1,313
Distributions to members from:
Distributable earnings	$(4,275)	$—	$(8,117)	$—
Total distributions to members	$(4,275)	$—	$(8,117)	$—
Capital transactions:
Issuance of common units	$112,500	$37,500	$172,500	$37,500
Reinvestment of common unit distributions	4,262	—	13,235	—
Net increase in members' capital from capital transactions	$116,762	$37,500	$185,735	$37,500
Total increase (decrease) in members' capital	$119,822	$38,431	$194,040	$38,813
Members' capital at end of period	$365,610	$135,473	$365,610	$135,473
Distributions recorded per unit	$0.35	$—	$0.78	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$16,422	$1,313
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(319,391)	(87,651)
Payment-in-kind interest capitalized	(236)	(3)
Investments in affiliated money market fund, net	9,392	53,452
Proceeds from sales of investments and principal repayments	30,245	177
Net realized (gain) loss on investments	1	—
Net change in unrealized (appreciation) depreciation on investments	(672)	(17)
Amortization of premium and accretion of discount, net	(1,226)	(160)
Amortization of deferred financing costs	737	460
Amortization of deferred offering costs	—	980
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,230)	(730)
(Increase) decrease in other assets	(140)	(7)
Increase (decrease) in interest and other debt expenses payable	1,872	755
Increase (decrease) in professional fees payable	(41)	170
Increase (decrease) in management fees payable	492	273
Increase (decrease) in accrued organization costs	—	(189)
Increase (decrease) in incentive fees payable	355	—
Increase (decrease) in directors’ fees payable	—	20
Increase (decrease) in accrued expenses and other liabilities	50	476
Net cash provided by (used for) operating activities	$(264,370)	$(30,681)
Cash flows from financing activities:
Proceeds from issuance of common units	$172,500	$37,500
Offering costs paid	—	(801)
Distributions paid	(44)	—
Financing costs paid	(640)	(3,570)
Borrowings on debt	141,850	30,000
Repayments of debt	(38,750)	—
Net cash provided by (used for) financing activities	$274,916	$63,129
Net increase (decrease) in cash	$10,546	32,448
Cash, beginning of period	5,789	104
Cash, end of period	$16,335	$32,552
Supplemental and non-cash activities
Interest expense paid	$2,644	$—
Reinvestment of common unit distributions	$13,235	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 127.58%
United States - 127.58%
1st Lien/Senior Secured Debt - 117.24%
Air Comm Corporation, LLC (dba Signia Aerospace)	Aerospace & Defense		S + 4.75%	07/01/27	$19,518	$—	$—	(5) (6) (7)
Air Comm Corporation, LLC (dba Signia Aerospace)	Aerospace & Defense		S + 4.75%	07/01/27	2,982	—	—	(5) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense	11.13%	S + 6.00%	04/18/30	3,624	3,555	3,551	(5) (6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/18/30	509	(9)	(10)	(5) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.87%	S + 5.75%	11/15/30	4,988	4,897	4,888	(5) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	835	(14)	(17)	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	10.10%	S + 5.00%	08/22/31	12,750	12,400	12,495	(5) (6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/30	1,500	(29)	(30)	(5) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/31	750	(7)	(8)	(5) (7)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31	9,056	—	—	(5) (6) (7)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31	2,898	—	—	(5) (7)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31	1,232	—	—	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	5,476	5,359	5,421	(5) (6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,659	(19)	(17)	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	830	314	324	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	826	807	817	(5) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	275	269	272	(5) (6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	10.85%	S + 6.00%	10/31/29	5,043	4,942	4,992	(5) (6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.30%	S + 6.00%	10/31/29	794	88	95	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.85%	S + 5.25%	04/30/31	2,972	2,930	2,958	(5) (6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	10.37%	S + 5.25%	04/30/31	1,093	114	118	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.97%	S + 5.25%	04/30/30	410	206	209	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	12,548	12,467	12,408	(5) (6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	1,321	652	650	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	1,100	(7)	(8)	(5) (7) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/31	14,776	—	—	(5) (6) (7)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/31	5,472	—	—	(5) (7)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/29	2,052	—	—	(5) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.56%	S + 4.50%	08/29/31	15,141	15,066	15,066	(5) (6)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	4,929	(12)	(12)	(5) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	2,183	(11)	(11)	(5) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.60%	S + 6.00%	10/04/30	4,455	4,355	4,411	(5) (6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(11)	(5)	(5) (7) (8)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	09/30/30	19,977	—	—	(5) (6) (7)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	09/30/30	2,323	—	—	(5) (7)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	4,715	4,604	4,645	(5) (6) (8)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	994	330	331	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.60%	S + 6.00%	04/26/29	7,778	7,633	7,622	(5) (6) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	3,610	(66)	(72)	(5) (7) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.01%	S + 6.00%	04/26/29	722	203	202	(5) (7) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.63%	S + 5.00%	06/06/31	6,282	6,251	6,251	(5) (6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	2,835	(24)	(14)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.05%	S + 5.00%	06/06/31	832	61	65	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.56%	S + 5.50%	07/25/28	12,465	601	509	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	8,493	8,285	8,493	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	1,317	1,287	1,317	(5) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.20%	S + 5.00%	05/01/31		$10,615	$10,514	$10,509	(5) (6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.88%	S + 5.00%	05/01/31		2,769	877	858	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(15)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.45%	S + 7.50%	08/14/28		8,351	8,110	8,309	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.16%	S + 7.50%	08/14/28		1,445	691	715	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28		241	(7)	(1)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	9.73%	S + 4.50%	08/06/31		6,512	6,447	6,446	(5) (6)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		2,326	(12)	(12)	(5) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		1,163	(11)	(12)	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.10%	S + 5.50%	05/08/28		8,907	8,846	8,817	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.36%	S + 5.50%	05/08/28		1,724	420	413	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28		1,171	(8)	(12)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.45%	S + 5.50%	05/08/28		388	382	385	(5) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29		9,202	8,914	9,110	(5) (6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		6,720	(45)	(67)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29		2,896	2,675	2,723	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		1,680	(11)	(17)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29		1,287	1,154	1,176	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		515	(15)	(5)	(5) (7) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.81%	S + 4.75%	05/16/31		16,118	16,046	16,118	(5) (6) (8) (10)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31		4,364	4,323	4,320	(5) (6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(6)	(6)	(5) (7) (8)
Eagle Family Foods Group Holdings, LLC	Food Products	10.33%	S + 5.00%	08/12/30		20,045	19,848	19,844	(5) (6)
Eagle Family Foods Group Holdings, LLC	Food Products	10.33%	S + 5.00%	08/12/30		2,255	279	278	(5) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.50%	08/01/31	EUR	7,449	—	—	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/31		3,666	—	—	(5) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/31		2,688	—	—	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/29		2,199	—	—	(5) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31		3,423	3,400	3,389	(5) (6)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		618	(5)	(5)	(5) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	10.01%	S + 5.00%	08/07/31		334	79	78	(5) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.70%	S + 6.75%	06/13/28		4,729	4,616	4,611	(5) (6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		532	(12)	(13)	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.85%	S + 4.75%	07/16/31		10,264	10,164	10,162	(5) (6)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31		4,528	(22)	(23)	(5) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31		1,358	(13)	(14)	(5) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.98%	S + 6.75%	09/12/29		9,295	9,209	9,209	(5) (6)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.75%	09/12/29		1,705	(8)	(8)	(5) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.75%	09/12/29		341	(3)	(3)	(5) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	12.21%	S + 7.25%	07/26/28		10,607	10,380	10,289	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		3,000	(35)	(90)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		1,286	(18)	(39)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31		15,183	15,034	15,031	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.85%	S + 5.25%	07/24/31		6,371	700	700	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.00%	S + 5.25%	07/24/30		1,180	83	83	(5) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.85%	S + 6.00%	10/02/29		6,258	6,149	6,196	(5) (6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29		1,631	(14)	(16)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29		1,305	(22)	(13)	(5) (7) (8)
US Signal Company, LLC	IT Services	10.62%	S + 5.50%	09/04/29		15,258	15,107	15,105	(5) (6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	$4,695	$(46)	$(47)	(5) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,347	(23)	(23)	(5) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28	6,465	6,323	6,400	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.49%	S + 6.50%	07/18/28	836	652	660	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28	419	159	163	(5) (7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.60%	S + 4.75%	08/20/31	19,224	19,034	19,032	(5) (6)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	3,076	(30)	(31)	(5) (7)
Recorded Books Inc. (dba RBMedia)	Media	11.31%	S + 6.25%	09/03/30	5,772	5,616	5,714	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.00%	S + 5.75%	09/03/30	677	664	670	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.17%	S + 5.75%	08/31/28	471	291	298	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	6,730	6,632	6,629	(5) (6)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	551	267	267	(5) (7)
Westwood Professional Services Inc.	Professional Services	9.57%	S + 4.75%	09/29/31	4,116	4,075	4,075	(5) (6)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/26	1,235	(6)	(6)	(5) (7)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	617	(6)	(6)	(5) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.81%	S + 4.75%	08/29/31	5,872	5,814	5,813	(5) (6)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,174	(6)	(6)	(5) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	734	(7)	(7)	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30	2,920	2,856	2,905	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30	191	189	190	(5) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	9.10%	S + 4.50%	07/28/31	10,567	10,463	10,461	(5) (6)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	2,586	(13)	(13)	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,256	(12)	(13)	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	591	(6)	(6)	(5) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	11.35%	S + 6.75%	11/08/30	6,963	6,804	6,789	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(16)	(18)	(5) (7) (8)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28	6,163	6,042	6,163	(5) (6) (8)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28	466	146	155	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	10.10%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	15,924	15,766	15,765	(5) (6)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,582	(23)	(23)	(5) (7)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	1,833	(18)	(18)	(5) (7)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	8,774	8,702	8,774	(5) (6) (8)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	1,226	997	1,007	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31	16,392	—	—	(5) (6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31	4,073	—	—	(5) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/29	2,036	—	—	(5) (7)
Singlewire Software, LLC	Software	9.85%	S + 5.25%	05/10/29	8,509	8,292	8,424	(5) (6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,438	(35)	(14)	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.60%	S + 5.00%	06/02/31	8,558	8,476	8,473	(5) (6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.66%	S + 5.00%	06/02/31	4,668	1,320	1,306	(5) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	1,089	(10)	(11)	(5) (7)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.85%	S + 6.25%	09/29/27	2,854	2,831	2,825	(5) (6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	3,265	3,191	3,232	(5) (6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	2,580	914	929	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	12,684	12,504	12,240	(5) (6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	1,494	98	67	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	$897	$92	$68	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.60%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	13,802	13,779	13,733	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	979	(1)	(5)	(5) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.85%	S + 5.25%	06/23/31	13,380	13,185	13,246	(5) (6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.54%	S + 5.25%	06/23/31	7,433	20	—	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,487	(21)	(15)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						427,540	428,617
1st Lien/Last-Out Unitranche (11) - 10.34%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	$6,255	$6,201	$6,193	(5) (6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	3,745	2,213	2,207	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	11.17%	S + 6.55%	12/06/28	10,000	8,799	8,786	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	3,682	3,648	3,645	(5) (6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	2,305	324	321	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	3,143	3,114	3,111	(5) (6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	1,858	273	270	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	6,222	6,153	6,160	(5) (6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.01%	S + 7.00%	08/24/28	3,778	1,071	1,074	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.70%	S + 3.75%	08/31/28	7,666	6,018	6,035	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						37,814	37,802
Total United States						$465,354	$466,419
Total Debt Investments						$465,354	$466,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.62%
United States - 0.62%
Common Stock - 0.62%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$285	(5) (8) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,993	(5) (8) (9) (12)
Total Common Stock				2,248	2,278
Total United States				$2,248	$2,278
Total Equity Securities				2,248	2,278
Total Investments - 128.20%				$467,602	$468,697
Investments in Affiliated Money Market Fund - 0.04%
United States - 0.04%
Goldman Sachs Financial Square Government Fund - Institutional Shares			150,335	$150	$150	(14) (15)
Total Investments in Affiliated Money Market Fund				$150	$150
Total United States				$150	$150
Total Investments and Investments in Affiliated Money Market Fund - 128.24%				$467,752	$468,847

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2024, the rate for the 1 month S was 4.85%, 3 month S was 4.59%, 6 month S was 4.25% and 3 month E was 3.28%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.

(4)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euros ("EUR").

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

(9)

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”

(10)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $16,118 or 3.28% of the Company’s total assets.

(11)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(12)	Non-income producing security.

(13)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $2,278 or 0.62% of the Company's net assets. The initial acquisition dates have been included for such securities.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of September 30, 2024 is 4.84%.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 103.41%
United States - 103.41%
1st Lien/Senior Secured Debt - 87.33%
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30	$5,013	$4,914	$4,912	(6)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	835	(16)	(17)	(5) (6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	270	—	—	(5) (6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	4,189	—	—	(5) (6) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27	541	—	—	(5) (6)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	5,517	5,386	5,407	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	553	153	155	(5) (6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	830	(10)	(17)	(5) (6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29	5,081	4,969	4,966	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	794	(17)	(18)	(5) (6)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30	4,478	4,369	4,366	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(13)	(13)	(5) (6)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	4,751	4,625	4,680	(6) (7) (8)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	996	330	333	(5) (6) (8)
Groundworks, LLC	Diversified Consumer Services	11.90%	S + 6.50%	03/14/30	2,416	2,353	2,367	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	110	(6)	(2)	(5) (6) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	125	(3)	(3)	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.27%	S + 6.75%	07/25/28	8,580	8,362	8,451	(6) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	1,330	1,295	1,310	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.33%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	8,417	8,139	8,249	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	241	(8)	(5)	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	1,445	(23)	(29)	(5) (6) (8)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	9,202	8,886	8,926	(6) (7)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	2,896	821	833	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	515	(17)	(15)	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,287	(19)	(19)	(5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	4,765	4,634	4,646	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	532	(14)	(13)	(5) (6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	3,192	(86)	(80)	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	12.72%	S + 7.25%	07/26/28	10,688	10,425	10,367	(6) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(21)	(39)	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	3,000	(41)	(90)	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	5,430	5,376	5,376	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.75%	S + 6.25%	04/15/27	2,956	2,927	2,927	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	2,121	2,100	2,100	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.64%	S + 6.25%	04/15/27	555	550	550	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	533	528	527	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(6)	(6)	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	2,956	(29)	(30)	(5) (6)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.38%	S + 6.00%	10/02/29	6,305	6,183	6,179	(6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,631	(16)	(16)	(5) (6)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,305	(25)	(26)	(5) (6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	12.11%	S + 6.75%	07/18/28	6,514	6,358	6,384	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	419	(9)	(8)	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	837	(10)	(17)	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	5,815	5,660	5,699	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	$471	$(12)	$(9)	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30	2,942	2,872	2,898	(6) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	679	(8)	(10)	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30	6,963	6,792	6,789	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(18)	(18)	(5) (6)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	10,689	10,423	10,422	(6) (7)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(12)	(12)	(5) (6)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(24)	(25)	(5) (6)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	6,210	6,071	6,070	(6) (7)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	466	145	145	(5) (6)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	8,774	8,691	8,686	(6) (7) (8)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	1,226	112	112	(5) (6) (8)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	8,942	8,695	8,763	(6) (7) (8)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,438	(39)	(29)	(5) (6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	2,876	2,848	2,847	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	3,281	3,201	3,199	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	1,119	760	755	(5) (6)
Total 1st Lien/Senior Secured Debt						149,451	149,830
1st Lien/Last-Out Unitranche (9) - 16.08%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	$6,255	$6,193	$6,193	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	3,745	(37)	(38)	(5) (6)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	10,000	7,294	7,293	(5) (6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	3,682	3,645	3,645	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	2,305	(23)	(23)	(5) (6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	6,222	6,147	6,160	(6) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(45)	(38)	(5) (6) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	7,666	4,370	4,396	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						27,544	27,588
Total United States						$176,995	$177,418
Total Debt Investments						176,995	177,418
Total Investments - 103.41%						$176,995	$177,418
Investments in Affiliated Money Market Fund - 5.56%
Goldman Sachs Financial Square Government Fund - Institutional Shares					9,542,172	$9,542	$9,542	(7) (10) (11)
Total Investments in Affiliated Money Market Fund						9,542	9,542
Total Investments and Investments in Affiliated Money Market Fund - 108.97%						$186,537	$186,960

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

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

The Company has formed wholly-owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies and corporate debt of portfolio companies.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, Phillip Street Middle Market Lending Investments LLC ("SPV"), Phillip Street Middle Market Lending Investments Holdings LLC, and PSLF Blocker I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Prepayment premiums	$161	$—	$163	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$497	$2	$590	$5

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, the Company did not have any investments on non-accrual status.

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

(1)
The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the valuation of the portfolio investment;
(2)
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
(3)
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

(4)
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
(6)
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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $16,335 and $5,789.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations in the Consolidated Statements of Operations.

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Ally Bank (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”). These costs are amortized using the straight-line method over the term of the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. Early adoption is permitted and adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

For the three and nine months ended September 30, 2024, Management Fees amounted to $983 and $2,245. As of September 30, 2024, $983 remained payable. For the three and nine months ended September 30, 2023, Management Fees amounted to $370 and $951, respectively and the Investment Adviser voluntarily waived $0 and $286 of its Management Fees, respectively.

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

For the three and nine months ended September 30, 2024, the Company accrued Incentive Fees of $561 and $1,049, respectively. As of September 30, 2024, $561 remained payable. For the three and nine months ended September 30, 2023, the Company did not accrue Incentive Fees.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $101 and $277. As of September 30, 2024, $91 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $73 and $213, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $12 and $38. As of September 30, 2024, $14 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $12 and $38, respectively.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of September 30, 2024 and December 31, 2023. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,542	$386,309	$(395,701)	$—	$—	$150	$700
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	9,956	(193)	—	(18)	9,745	409
Total Non-Controlled Affiliates	$9,542	$396,265	$(395,894)	$—	$(18)	$9,895	$1,109
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044
Total Non-Controlled Affiliates	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2024 and December 31, 2023, there were $50 and $123, respectively, included within Professional fees payable, $58 and $58, respectively, included within Accrued deferred offering costs, and $16 and $1, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$427,540	$428,617	$149,451	$149,830
1st Lien/Last-Out Unitranche	37,814	37,802	27,544	27,588
Common Stock	2,248	2,278	—	—
Total investments	$467,602	$468,697	$176,995	$177,418

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	14.1%	18.2%	24.6%	25.3%
Diversified Consumer Services	10.0	12.8	11.5	11.9
Trading Companies & Distributors	9.3	11.9	2.2	2.3
Financial Services	9.2	11.7	5.5	5.7
Commercial Services & Supplies	8.7	11.1	5.9	6.1
Wireless Telecommunication Services	8.1	10.3	15.5	16.1
IT Services	4.5	5.8	3.5	3.6
Food Products	4.3	5.5	—	—
Hotels, Restaurants & Leisure	4.1	5.3	5.8	6.0
Machinery	4.1	5.2	—	—
Insurance	3.4	4.3	6.5	6.7
Construction & Engineering	3.2	4.1	—	—
Professional Services	2.3	3.0	—	—
Health Care Technology	2.2	2.8	—	—
Specialty Retail	2.1	2.7	—	—
Health Care Providers & Services	1.7	2.2	2.5	2.7
Leisure Products	1.5	2.0	3.6	3.7
Media	1.4	1.8	3.2	3.3
Electrical Equipment	1.4	1.8	—	—
Distributors	1.1	1.4	2.8	2.9
Chemicals	1.0	1.3	2.8	2.9
Consumer Staples Distribution & Retail	0.9	1.2	2.5	2.5
Aerospace & Defense	0.8	1.0	—	—
Textiles, Apparel & Luxury Goods	0.6	0.8	1.6	1.7
Containers & Packaging	—	—	—	—
Health Care Equipment & Supplies	—	—	—	—
Total	100.0%	128.2%	100.0%	103.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2024	December 31, 2023
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$235,530	Discounted cash flows	Discount Rate	8.0% - 12.0%	9.6%
1st Lien/Last-Out Unitranche	37,802	Discounted cash flows	Discount Rate	8.0% - 10.5%	9.7%
Equity
Common Stock	$2,278	Comparable multiples	EV/EBITDA(6)	10.0x - 13.3x	12.9x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$81,003	Discounted cash flows	Discount Rate	9.7% - 11.7%	10.7%
1st Lien/Last-Out Unitranche	10,518	Discounted cash flows	Discount Rate	8.9% - 10.7%	9.9%

(1)
As of September 30, 2024, included within Level 3 Assets of $468,697 is an amount of $193,087 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $273,332, or 58.6%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$428,617	$428,617	$—	$—	$149,830	$149,830
1st Lien/Last-Out Unitranche	—	—	37,802	37,802	—	—	27,588	27,588
Common Stock	—	—	2,278	2,278	—	—	—	—
Investments in Affiliated Money Market Fund	150	—	—	150	9,542	—	—	9,542
Total	$150	$—	$468,697	$468,847	$9,542	$—	$177,418	$186,960

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$149,830	$307,171	$(1)	$698	$(30,245)	$1,164	$—	$—	$428,617	$720
1st Lien/Last-Out Unitranche	27,588	10,208	—	(56)	—	62	—	—	37,802	(56)
Common Stock	—	2,248	—	30	—	—	—	—	2,278	30
Total assets	$177,418	$319,627	$(1)	$672	$(30,245)	$1,226	$—	$—	$468,697	$694
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$17,352	$78,057	$—	$19	$(177)	$157	$—	$—	$95,408	$19
1st Lien/Last-Out Unitranche	—	9,597	—	(2)	—	3	—	—	9,598	(2)
Total assets	$17,352	$87,654	$—	$17	$(177)	$160	$—	$—	$105,006	$17

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2024 and December 31, 2023, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.
6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 402% and 1,053%.

The Company's outstanding debt was as follows:

	September 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$250,000	$128,900	$121,100	$250,000	$232,000	$18,000
Total debt	$250,000	$128,900	$121,100	$250,000	$232,000	$18,000

(1)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and for the year ended December 31, 2023 was 8.25% and 8.28%, respectively. The weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and for the year ended December 31, 2023 was $77,397 and $5,062, respectively.

Credit Facility

SPV entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. The Company serves as collateral manager under the Credit Facility.

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.75% per annum. SPV paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, SPV pays between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base.

The Credit Facility is drawable in USD. As of September 30, 2024, the total commitments under the Credit Facility were $250,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of September 30, 2024, SPV and the Company were in compliance with these covenants.

Costs of 4,260 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $2,881 and $2,963.

The below table presents the summary information of the Credit Facility:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
Borrowing interest expense	$2,482	$124		$4,779	$124
Facility fees	291	623		1,265	1,293
Amortization of financing costs	216	182		737	460
Total	$2,989	$929		$6,781	$1,877
Weighted average interest rate	8.22%	8.20%		8.25%	8.20%
Average outstanding balance	$120,195	$5,978	*	$77,397	$2,371	*

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$405,000	46%	$750,010	$577,500	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	September 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$4,115	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,465	—
AI Titan Parent, Inc. (dba Prometheus)	1,908	—
Air Comm Corporation, LLC (dba Signia Aerospace)	22,361	—
AQ Sunshine, Inc. (dba Relation Insurance)	6,725	3,383
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	4,433	—
ASM Buyer, Inc.	2,250	4,878
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buffalo Merger Sub, LLC (dba Oliver Packaging)	21,965	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	4,405	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	3,598	—
Circustrix Holdings, LLC (dba SkyZone)	419	1,256
Coding Solutions Acquisition, Inc. (dba CorroHealth)	868	—
Crewline Buyer, Inc. (dba New Relic)	725	725
DFS Holding Company, Inc.	648	648
Eagle Family Foods Group Holdings, LLC	1,954	—
Easy Mile Fitness, LLC	2,046	—
Engage2Excel, Inc.	275	—
Formulations Parent Corporation (dba Chase Corp)	835	835
Fullsteam Operations LLC	9,157	3,821
Geotechnical Merger Sub, Inc.	22,105	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,935	2,935
Groundworks, LLC	—	236
Hamilton Thorne, Inc.	16,579	—
Harrington Industrial Plastics, LLC	1,625	336
HealthEdge Software, Inc.	5,887	—
Highfive Dental Holdco, LLC	532	3,725
Mandrake Bidco, Inc. (dba Miratech)	3,076	—
NCWS Intermediate, Inc. (dba National Carwash Solutions)	2,172	—
Onyx CenterSource, Inc.	310	310
Project Accelerate Parent, LLC (dba ABC Fitness)	625	—
PT Intermediate Holdings III, LLC (dba Parts Town)	979	—
Recorded Books Inc. (dba RBMedia)	168	471
Rock Star Mergersub LLC (dba Triumvirate Environmental)	13,114	—
Rocky Debt Merger Sub, LLC (dba NContracts)	6,415	1,973
Rubrik, Inc.	220	1,102
Runway Bidco, LLC (dba Redwood Software)	22,296	—
Singlewire Software, LLC	1,438	1,438
Spotless Brands, LLC	11,800	—
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,498	—
Superior Environmental Solutions	2,157	1,217
Superman Holdings, LLC (dba Foundation Software)	7,112	—
TM Restaurant Group LLC	4,286	4,286
Trystar, LLC	3,488	—
United Flow Technologies Intermediate Holdco II, LLC	8,846	—
UP Acquisition Corp. (dba Unified Power)	691	794
US Signal Company, LLC	7,042	—
USA DeBusk, LLC	1,169	—
Valet Waste Holdings, Inc. (dba Valet Living)	1,761	—
VASA Fitness Buyer, Inc.	963	1,685
VisionSafe Holdings, Inc.	509	—
Westwood Professional Services Inc.	1,852	—
Total 1st Lien/Senior Secured Debt	$247,811	$37,255
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$1,500	$3,745
K2 Towers III, LLC	1,114	2,607
Skyway Towers Intermediate LLC	1,961	2,305
Tarpon Towers II LLC	1,569	—
Thor FinanceCo LLC (dba Harmoni Towers)	2,667	3,778
Towerco IV Holdings, LLC	1,554	3,194
Total 1st Lien/Last-Out Unitranche	$10,365	$15,629
Total	$258,176	$52,884

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
May 24, 2024	1,134,153	$22,500
June 17, 2024	1,878,400	$37,500
July 5, 2024	1,863,521	$37,500
August 15, 2024	3,756,273	$75,000
Total capital drawdowns	8,632,347	$172,500
For the Nine Months Ended September 30, 2023
September 18, 2023	1,906,612	$37,500
Total capital drawdowns	1,906,612	$37,500
Total capital drawdowns	10,538,959	$210,000

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Nine Months Ended September 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(1)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
August 7, 2024	October 2, 2024	November 1, 2024	$0.39		347,366	(2)
(1)
$0.05 is considered capital gain distribution.
(2)
Estimated Units since the most recent calendar month NAV per Unit prior to the date of the applicable distribution has not yet been finalized.

There were no distributions declared on the Company’s common units for the nine months ended September 30, 2023.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in Members' Capital from operations	$7,335	$931	$16,422	$1,313
Weighted average units outstanding	16,060,705	5,224,559	11,648,320	5,045,938
Basic and diluted earnings (loss) per units	$0.46	$0.18	$1.41	$0.26

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Unit Data:(1)
Members' Capital, beginning of period	$19.61	$19.51
Net investment income (loss)	1.35	0.26
Net realized and unrealized gains (losses)(2)	0.08	(0.03)
Net increase (decrease) in Members' Capital from operations(2)	$1.43	$0.23
Distributions from net investment income	(0.78)	—
Total increase (decrease) in Members' Capital	$0.65	$0.23
Members' Capital, end of period	$20.26	$19.74
Units outstanding, end of period	18,045,808	6,861,759
Weighted average units outstanding	11,648,320	5,045,938
Total return based on Members' Capital (3)	7.29%	1.18%
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$365,610	$135,473
Ratio of net expenses to average Members' Capital	6.44%	6.37%
Ratio of net expenses before Management fee waiver to average Members' Capital	6.44%	6.76%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.97%	3.83%
Ratio of interest and other debt expenses to average Members' Capital	3.87%	2.54%
Ratio of incentive fees to average Members' Capital	0.60%	—%
Ratio of total expenses to average Members' Capital	6.44%	6.76%
Ratio of net investment income to average Members' Capital	8.99%	1.76%
Portfolio turnover	10%	—%

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

On November 1, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of Units for an aggregate offering price of approximately $37,500. The Units will be issued on or about November 15, 2024.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period October 1, 2024 through December 31, 2024, payable on or about January 28, 2025 to Unitholders of record as of December 31, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through September 30, 2024, we have originated approximately $778.4 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy and to meet other short-term liquidity needs, including to pay the Management Fee. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by investments and/or pledges of undrawn commitments). Our secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) with Ally Bank ("Ally"), as administrative agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$427.54	$428.62	$149.45	$149.83
First Lien/Last-Out Unitranche	37.81	37.80	27.54	27.59
Common Stock	2.25	2.28	—	—
Total investments	$467.60	$468.70	$176.99	$177.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.9%	10.8%	12.7%	12.7%
First Lien/Last-Out Unitranche(2)(3)	11.5%	11.5%	12.1%	12.1%
Common Stock(4)	—	—	—	—
Total Portfolio	10.9%	10.8%	12.6%	12.6%

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

As of September 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 10.9% and 10.8%, as compared to 12.6% and 12.6% as of December 31, 2023. The decrease in the weighted average yield at amortized cost and fair value was primarily driven by tightening of market conditions.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
Number of portfolio companies	62		29
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.2	x	4.9	x
Weighted average interest coverage(3)	1.8	x	1.7	x
Median EBITDA(3)	$79.89 million		$56.78 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 14.42% and 35.7% of total debt investments at fair value.

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

As of
	September 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	468.70	100.0	177.42	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$468.70	100.0%	$177.42	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$467.60	100.0%	$176.99	100.0%
Non-accrual	—	—	—	—
Total Investments	$467.60	100.0%	$176.99	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2024	September 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$330.77	$63.93
First Lien/Last-Out Unitranche	—	17.43
Common Stock	—	—
Total	$330.77	$81.36
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$24.09	$0.05
Total	$24.09	$0.05
Net increase in portfolio	$306.68	$81.31
Number of new portfolio companies with new investment commitments	16	9
Total new investment commitment amount in new portfolio companies	$267.62	$76.51
Average new investment commitment amount in new portfolio companies	16.7	8.5
Number of existing portfolio companies with new investment commitments	6	3
Total new investment commitment amount in existing portfolio companies	$63.15	$4.85
Weighted average remaining term for new investment commitments (in years)(2)	6.0	5.3
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.2%	12.9%
Weighted average yield on new investment commitments(5)	10.2%	12.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.7%	12.0%
Weighted average yield on investments sold or repaid(7)	11.7%	12.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Total investment income	$12.70	$2.87	$27.04	$6.01
Net expenses	(4.99)	(2.02)	(11.29)	(4.72)
Net investment income (loss)	7.71	0.85	15.75	1.29
Net unrealized appreciation (depreciation) on investments	(0.38)	0.08	0.67	0.02
Net realized and unrealized gains (losses)	(0.38)	0.08	0.67	0.02
Net increase (decrease) in net assets from operations	$7.33	$0.93	$16.42	$1.31

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest	$12.06	$2.58	$25.87	$4.23
Dividend income	0.44	0.26	0.70	1.73
Other income	0.20	0.03	0.47	0.05
Total investment income	$12.70	$2.87	$27.04	$6.01

Investment income for the three and nine months ended September 30, 2024 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest and other debt expenses	$2.99	$0.93	$6.78	$1.88
Incentive fees	0.56	—	1.05	—
Management fees	0.98	0.37	2.25	0.95
Directors’ fees	0.03	0.03	0.10	0.10
Professional fees	0.20	0.16	0.48	0.57
Offering costs	—	0.32	—	0.98
Other general and administrative expenses	0.23	0.21	0.63	0.53
Total expenses	$4.99	2.02	11.29	$5.01
Management fee waiver	—	—	—	(0.29)
Net Expenses	$4.99	$2.02	$11.29	$4.72

In the table above:

•
Interest and other debt expenses increased from $0.93 million and $1.18 million for the three and nine months ended September 30, 2023 to $2.99 million and $6.78 million for the three and nine months ended September 30, 2024. This was primarily due to an increase in our aggregate borrowings outstanding during the period.
•
Incentive Fees increased from $0 and $0 for the three and nine months ended September 30, 2023 to $0.56 million and $1.05 million for the three and nine months ended September 30, 2024. The increase was primarily driven by the performance of the investment portfolio for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees increased from $0.37 million and $0.95 million for the three and nine months ended September 30, 2023 to $0.98 million and $2.25 million for the three and nine months ended September 30, 2024, primarily driven by an increase in members' capital. For the three and nine months ended September 30, 2023, the Investment Adviser voluntarily waived $0 million and $0.29 million of its Management Fees.
•
Offering costs decreased from $0.32 million and $0.98 for the three and nine months ended September 30, 2023 to $0 million and $0 million for the three and nine months ended September 30, 2024. This decrease is because Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Unrealized appreciation	$1.77	$0.18	$1.97	$0.15
Unrealized depreciation	(2.15)	$(0.10)	(1.30)	(0.13)
Net change in unrealized appreciation (depreciation) on investments	$(0.38)	$0.08	$0.67	$0.02

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
	($ in millions)
Portfolio company:
VASA Fitness Buyer, Inc.	$0.23	$0.23
Other, net (1)	0.21	0.55
Singlewire Software, LLC	0.16	0.15
Spotless Brands, LLC	0.15	0.15
Onyx CenterSource, Inc.	0.13	0.13
Rock Star Mergersub LLC (dba Triumvirate Environmental)	0.11	(0.05)
Charger Debt Merger Sub, LLC (dba Classic Collision)	(0.11)	(0.02)
Ortholite, LLC	(0.16)	(0.01)
TM Restaurant Group LLC	(0.17)	(0.17)
DFS Holding Company, Inc.	(0.21)	0.04
Skyway Towers Intermediate LLC	(0.25)	(0.01)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.47)	(0.32)
Total	$(0.38)	$0.67

(1) For the three and nine months ended September 30, 2024, Other, net includes gross unrealized appreciation of $0.98 million and $1.27 million, and gross unrealized depreciation of $(0.78) million and $(0.72) million.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
	($ in millions)
Portfolio Company:
TM Restaurant Group LLC	$(0.07)	$(0.07)
Onyx CenterSource, Inc.	(0.02)	(0.04)
Other, net	(0.01)	(0.01)
VASA Fitness Buyer, Inc.	(0.01)	(0.01)
Arrow Buyer, Inc. (dba Archer Technologies)	0.01	0.01
Groundworks, LLC	0.01	0.02
Highfive Dental Holdco, LLC	0.03	0.03
Spotless Brands, LLC	0.04	0.02
DFS Holding Company, Inc.	0.04	0.04
Singlewire Software, LLC	0.06	0.03
Total	$0.08	$0.02

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 402% and 1,053%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$405.00	46%	$750.01	$577.50	23%

The following table summarizes the total units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	$37.50
July 5, 2024	1,863,521	$37.50
August 15, 2024	3,756,273	$75.00
Total capital drawdowns	8,632,347	$172.50
For the Nine Months Ended September 30, 2023
September 18, 2023	1,906,612	$37.50
Total capital drawdowns	1,906,612	$37.50
Total capital drawdowns	10,538,959	$210.00

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$121.10	$—	$—	$121.10	$—

(1)
Provides, under certain circumstances, a total borrowing capacity of $750 million.

Credit Facility

Phillip Street Middle Market Lending Investments LLC (“SPV”), an indirectly wholly-owned subsidiary of the Company, entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. We serve as collateral manager under the Credit Facility.

The Credit Facility is drawable in U.S. Dollars. As of September 30, 2024, the total commitments under the Credit Facility were $250 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $750 million. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by February 9, 2028.

Advances under the Credit Facility bear interest (at our election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.75% per annum. We paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, we pay between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base.

For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2024	December 31, 2023
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$247.81	$37.26
First Lien/Last-Out Unitranche	10.37	15.62
Total	$258.18	$52.88

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

On November 1, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of Units for an aggregate offering price of approximately $37.5 million. The Units will be issued on or about November 15, 2024.

We will pay a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2024 through December 31, 2024, payable on or about January 28, 2025 to Unitholders of record as of December 31, 2024.

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

As of September 30, 2024 and December 31, 2023, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$11.38	$(3.37)	$8.01
Up 200 basis points	7.59	(2.25)	5.34
Up 100 basis points	3.79	(1.12)	2.67
Up 75 basis points	2.84	(0.84)	2.00
Up 50 basis points	1.90	(0.56)	1.34
Up 25 basis points	0.95	(0.28)	0.67
Down 25 basis points	(0.95)	0.28	(0.67)
Down 50 basis points	(1.90)	0.56	(1.34)
Down 75 basis points	(2.84)	0.84	(2.00)
Down 100 basis points	(3.79)	1.12	(2.67)
Down 200 basis points	(7.59)	2.25	(5.34)
Down 300 basis points	(11.38)	3.37	(8.01)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	$37.50
July 5, 2024	1,863,521	$37.50
August 15, 2024	3,756,273	$75.00
Total capital drawdowns	8,632,347	$172.50

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

10.1

Amendment No. 2 to Loan, Security and Collateral Management Agreement, dated as of September 26, 2024, by and among Phillip Street Middle Market Lending Fund LLC, as collateral manager and transferor, Phillip Street Middle Market Lending Investment Holdings LLC, as equityholder, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent and arranger, and State Street Bank and Trust Company, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on October 2, 2024).

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: November 12, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)