Form 10-K
period 2024-12-31
Phillip Street Middle Market Lending Fund LLC
filed 2025-03-04
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, there was no established public market for the registrant’s limited liability company units. As of March 4, 2025, there were 20,729,057 of the limited liability company's common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean Phillip Street Middle Market Lending Fund LLC, together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC) ("SCH”), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Goldman Sachs Middle Market Lending Corp. II ("GS MMLC II"), Goldman Sachs Private Credit Corp. ("GS Credit") and West Bay BDC LLC ("West Bay")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2022. From our formation in 2022 through December 31, 2024, we have originated approximately $860.72 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. Our investments typically have maturities of three to ten years and investment size ranges from $10 million to $75 million or above.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$562.62	$562.47
First Lien/Last-Out Unitranche	39.67	39.64
Common Stock	2.25	2.31
Total investments	$604.54	$604.42

As of December 31, 2024, our portfolio consisted of 173 investments in 65 portfolio companies across 26 different industries. The largest industries in our portfolio based on fair value as of December 31, 2024 were Software, Diversified Consumer Services and Commercial Services & Supplies, which represented 13.3%, 9.1% and 8.0%, respectively.

The geographic composition of our portfolio at fair value as of December 31, 2024 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investment in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	11.1%	11.1%
Common Stock(3)	—	—
Total Portfolio	10.2%	10.2%

(1)
The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
Number of portfolio companies	65		29
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x	4.9	x
Weighted average interest coverage(3)	2.1	x	1.7	x
Median EBITDA(3)	$76.31 million		$56.78 million
(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
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

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.8% of total debt investments at fair value.

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

On October 19, 2022, we began accepting subscription agreements (each, a “Subscription Agreement”) from investors acquiring our Units (as defined below). Our Units are offered and sold to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) of the Securities Act, and Regulation D and Regulation S under the Securities Act. Pursuant to a Subscription Agreement entered into with us, each investor makes a capital commitment (a “Commitment”) to purchase our Units for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase our Units (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least ten business days (as defined in Rule 14d-1 of the Exchange Act, “Business Days”) prior to the required funding date (the “Drawdown Date”). New Units will be issued on each Drawdown Date.

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$367.50	51%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
July 5, 2024	1,863,521	37.50
August 15, 2024	3,756,273	75.00
November 15, 2024	1,875,000	37.50
Total capital drawdowns	10,507,347	$210.00

Commitment Period

We may draw all or any portion of a Unitholder’s Commitment at any time for any permitted purpose prior to the third anniversary of the Initial Drawdown Date with respect to such Commitment (such three-year period, the “Commitment Period”).

Following the end of the Commitment Period with respect to a Unitholder’s Commitment, we will have the right to issue drawdowns with respect to such Commitment only (i) to pay, and/or establish reserves for, actual or anticipated expenses, liabilities, including the payment or repayment of Financings (as defined below) or other obligations, contingent or otherwise (including the Management Fee (as defined below)), whether incurred before or after the end of such Commitment Period, (ii) to fulfill investment commitments made or approved by the Private Credit Investment Committee (as defined below) prior to the expiration of such Commitment Period, or (iii) to make additional investments in existing portfolio companies (each, an “Additional Investment”); provided that drawdowns with respect to such Commitment used to make Additional Investments will not exceed in the aggregate 15% of such Unitholder’s Commitment without such Unitholder’s consent.

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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

As of December 31, 2024, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 100% secured debt investments (100% in first lien debt). We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching in respect of us or our Unitholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our Unitholders and is consistent with our then-current investment objectives and strategies.

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

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market the U.S. middle market is composed of nearly 200,000 companies that represent approximately 33% of the private sector gross domestic product.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.
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

____________________________________________________________________________________________________________

1 As of year-end December 2024, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $209 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. The Goldman Sachs Asset Management Private Credit Team’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee, who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
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
•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e., any equity or debt in the capital structure that is subordinated to our investments), and (vii) viable exit strategies. We intend to make investments in companies located primarily in the United States.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through over-the-counter markets (the "OTC Markets") are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act (as defined below). See “—Qualifying Assets.”

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2022. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distributions.”

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

For the year ended December 31, 2024, Management Fees amounted to $3.49 million and the Investment Adviser waived $0. As of December 31, 2024, $1.25 million remained payable. For the year ended December 31, 2023, Management Fees amounted to $1.44 million and the Investment Adviser waived $0.29 million.

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

“Pre-incentive fee net investment income” means interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred equity securities (the “Preferred Units”), but excluding the Incentive Fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the years ended December 31, 2024 and December 31, 2023, we accrued Incentive Fees of $1.73 million and $0.21 million. As of December 31, 2024, $0.68 million was payable in accordance with the terms of the Investment Advisory Agreement.

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

For the year ended December 31, 2024, we paid our Investment Adviser a total of $3.99 million in fees, which consisted of $2.74 million in Management Fees and $1.26 million in Incentive Fees. For the year ended December 31, 2023, we paid our Investment Adviser a total of $0.76 million in fees, which consisted of $0.76 million in Management Fees and $0 in Incentive Fees.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for two years initially and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

Limited Liability of the Investment Adviser

The Investment Management Agreement provides that our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from actual fraud, willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Organizational and Operating Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other expenses of Financings and other operating and overhead related expenses, but for the avoidance of doubt excludes costs and expenses incurred by us in connection with the payment of salaries, benefits, health insurance, rent or for information technology hardware and software. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including: (i) operational, offering and organizational expenses; (ii) fees and expenses, including travel expenses, reasonably incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest, fees and other expenses payable on Financings, if any, incurred by us; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any Independent Valuation Advisor (as defined below)); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of the Administrator, transfer agent and/or agent; (x) the cost of preparing Unit certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the Units; (xi) the expenses of, and fees for, registering or qualifying Units for sale, maintaining our registration and qualifying and registering us as a broker or a dealer; (xii) the fees and expenses of our Independent Directors; (xiii) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by the LLC Agreement or our other organizational documents insofar as they govern agreements with any such custodian; (xiv) the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities; (xv) insurance premiums related to us or our directors and officers; (xvi) costs of holding Unitholder meetings; and (xvii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. In addition, we shall bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market Units in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation. Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of Units, including all costs and expenses associated with the preparation and distribution of the confidential private placement memorandum (the "Confidential Private Placement Memorandum"), dated October 2022 (as supplemented from time to time) and the Subscription Agreements or any key information document or similar document required by law or regulation.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. Both the Initial Member and our Board of Directors approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act. As a result, we are currently subject to an asset coverage ratio of 150%, which represents an approximately 2:1 debt-to-equity ratio. This means that, generally, we can borrow up to $2 for every $1 of investor equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of the Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For Accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s equity-holder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of Accounts. These Guidelines address a wide variety of individual topics, including, among other matters, equity-holder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various equity-holder proposals.

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

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for Accounts which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our

Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the equity-holder meeting.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for our officers, employees and agents and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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
•
Political, social and economic uncertainties may create and exacerbate risks.
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
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
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
•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
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
•
To the extent original issue discount ("OID") and payment-in-kind ("PIK") interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainties may create and exacerbate risks.

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

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

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act. This would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause us to lose our RIC status or cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

Although we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure Unitholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

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

•

The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in (i) the securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) the securities (other than the securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act.

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

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” We do not currently intend to provide key person life insurance for any of our key personnel.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

Risks Relating to Our Operations

We may fail to limit participation in the Company by investors that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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
•
outages due to issues experienced by specific service providers; and/or
•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Relating to Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure Unitholders that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(20.20)%	(12.27)%	(4.34)%	3.59%	11.51%
(1)
Based on (i) $637.73 million in total assets as of December 31, 2024, (ii) $220.10 million in outstanding indebtedness as of December 31, 2024, (iii) $402.23 million in net assets as of December 31, 2024, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.94%.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero coupon securities). Furthermore, in the event of an exchange listing, if any, the Investment Adviser will be able to earn a higher Incentive Fee.

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

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Unitholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters.

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

There may be evidence of global climate change. Climate change creates physical and financial risk we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Investments

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

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be, impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as the Secured Overnight Financing Rate ("SOFR"), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

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

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remain unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee (the "Valuation Designee"). As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our net assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “Risks Relating to our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

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

For example, as of December 31, 2024, Software represented 13.3% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and applicable law. The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the Relief, compliance with covenants contained in the agreements governing our indebtedness or compliance with the requirements for maintenance of our qualification for tax treatment as a RIC.

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

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to Unitholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement for maintaining our qualification for tax treatment as a RIC, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

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

Risks Relating to the Units

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

The issuance of Preferred Units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of Preferred Units could make an investment in the Units less attractive. In addition, the dividends on any Preferred Units we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Units must take preference over any distributions or other payments to Unitholders, and holders of Preferred Units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Units that converts into Units). In addition, under the Investment Company Act, Preferred Units would constitute a “senior security” for purposes of the 150% asset coverage test. See “—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or Preferred Units, we intend to (i) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (ii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for treatment as a RIC, except that we may retain certain net capital gains for reinvestment and, carry forward taxable income for distribution in the following year and pay any applicable tax. All distributions will be paid at the discretion of the Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to Unitholders.

The distributions we pay to Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its Units and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such Units. Distributions in excess of a holder’s adjusted tax basis in its Units will constitute capital gains to such holder. Unitholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, Unitholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to Unitholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles (“GAAP”) and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. Unitholder are at least a 10% equity-holder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

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

PART II.

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

As of March 4, 2025, there were approximately two holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
July 5, 2024	1,863,521	37.50
August 15, 2024	3,756,273	75.00
November 15, 2024	1,875,000	37.50
Total capital drawdowns	10,507,347	$210.00
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37.50
October 31, 2023	1,887,267	37.50
Total capital drawdowns	3,793,879	$75.00

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

Distributions

Subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or Preferred Units, we intend to (i) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (ii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for tax treatment as a RIC.

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

The following table summarizes the distributions declared on our Units and Units distributed pursuant to the DRIP (as defined below) to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(1)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
August 7, 2024	October 2, 2024	November 1, 2024	$0.39		351,530
November 7, 2024	December 31, 2024	January 29, 2025	$0.45		456,719
For the Year Ended December 31, 2023
November 1, 2023	December 29, 2023	January 29, 2024	$0.59		261,789
(1)
$0.05 is considered a capital gain distribution.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through December 31, 2024, we originated approximately $860.7 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy and to meet other short-term liquidity needs, including to pay the Management Fee. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by investments and/or pledges of undrawn commitments). Our secured credit facility (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”) with Ally Bank, as administrative agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$562.62	$562.47	$149.45	$149.83
First Lien/Last-Out Unitranche	39.67	39.64	27.54	27.59
Common Stock	2.25	2.31	—	—
Total investments	$604.54	$604.42	$176.99	$177.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%	12.7%	12.7%
First Lien/Last-Out Unitranche(2)(3)	11.1%	11.1%	12.1%	12.1%
Common Stock(4)	—	—	—	—
Total Portfolio	10.2%	10.2%	12.6%	12.6%

(1)
The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.
(3)
The calculation includes incremental yield earned on the "last-out" portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

As of December 31, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 10.2% and 10.2%, as compared to 12.6% and 12.6%, as of December 31, 2023. The decrease in total portfolio weighted average yield at amortized cost and fair value, and within First Lien/Senior Secured Debt and First Lien/Last-Out Unitranche weighted average yield at cost and fair value, was due to a decline in interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
Number of portfolio companies	65		29
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x	4.9	x
Weighted average interest coverage(3)	2.1	x	1.7	x
Median EBITDA(3)	$76.31 million		$56.78 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.8% and 35.7% of total debt investments at fair value.

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

As of
	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	604.42	100.0	177.42	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$604.42	100.0%	$177.42	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$604.54	100.0%	$176.99	100.0%
Non-accrual	—	—	—	—
Total Investments	$604.54	100.0%	$176.99	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$612.02	$178.84
First Lien/Last-Out Unitranche	4.95	43.16
Common Stock	2.25	—
Total	$619.22	$222.00
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$54.11	$15.36
Total	$54.11	$15.36
Net increase in portfolio	$565.11	$206.64
Number of new portfolio companies with new investment commitments	37	26
Total new investment commitment amount in new portfolio companies	$533.71	$210.62
Average new investment commitment amount in new portfolio companies	14.4	8.1
Number of existing portfolio companies with new investment commitments	10	1
Total new investment commitment amount in existing portfolio companies	$85.51	$11.38
Weighted average remaining term for new investment commitments (in years)(2)	5.9	5.1
Percentage of new debt investment commitments at floating interest rates	96.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.4%	12.5%
Weighted average yield on new investment commitments(5)	10.3%	12.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.6%	12.7%
Weighted average yield on investments sold or repaid(7)	10.6%	12.7%

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
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2023.

Our operating results were as follows:

	For the Year Ended December 31,		For the Year Ended December 31,
	2024		2023
	($ in millions)
Total investment income	$42.41		$11.63
Net expenses	(17.70)		(7.01)
Net investment income (loss)	24.71		4.62
Net realized gain (loss) on investments	—	(1)	0.02
Net unrealized appreciation (depreciation) on investments	(0.55)		0.43
Net realized and unrealized gain (losses) on translations and transactions	0.51		—
Net realized and unrealized gains (losses)	(0.04)		0.45
Net increase (decrease) in net assets from operations	$24.67		$5.07

(1) Amount rounds to less than 0.1.

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	($ in millions)
Interest	$40.67	$9.46
Dividend income	0.88	2.04
Other income	0.86	0.13
Total investment income	$42.41	$11.63

Investment income for the year ended December 31, 2024 and for the year ended December 31, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	($ in millions)
Interest and other debt expenses	$10.75	$2.94
Incentive fees	1.73	0.21
Management fees	3.49	1.44
Directors’ fees	0.12	0.14
Professional fees	0.70	0.88
Offering costs	—	1.00
Other general and administrative expenses	0.91	0.69
Total expenses	$17.70	7.30
Management fee waiver	—	(0.29)
Net Expenses	$17.70	$7.01

In the table above:

•
Interest and other debt expenses increased from $2.94 million for the year ended December 31, 2023 to $10.75 million for the year ended December 31, 2024. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the year.
•
Incentive Fees increased from $0.21 million for the year ended December 31, 2023 to $1.73 million for the year ended December 31, 2024. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees increased from $1.44 million for year ended December 31, 2023 to $3.49 million for the year ended December 31, 2024. The increase was primarily driven by an increase in members' capital. For the year ended December 31, 2024, the Investment Adviser voluntarily waived $0 of its Management Fees. For the year ended December 31, 2023, the Investment Adviser voluntarily waived $0.29 million of its Management Fees.
•
Offering costs decreased from $1.00 million for the year ended December 31, 2023 to $0 million for the year ended December 31, 2024. The decrease was primarily due to Offering costs being amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Unrealized appreciation	$1.94	$0.59
Unrealized depreciation	(2.49)	$(0.16)
Net change in unrealized appreciation (depreciation) on investments	$(0.55)	$0.43

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2024
($ in millions)
Portfolio company:
NCWS Intermediate, Inc. (dba National Carwash Solutions)	$(0.71)
Hamilton Thorne, Inc.	(0.50)
Sonar Acquisitionco, Inc. (dba SimPRO)	(0.25)
TM Restaurant Group LLC	(0.18)
Artifact Bidco, Inc. (dba Avetta)	(0.08)
Other, net (1)	0.02
Onyx CenterSource, Inc.	0.12
Singlewire Software, LLC	0.13
ASM Buyer, Inc.	0.22
Spotless Brands, LLC	0.22
VASA Fitness Buyer, Inc.	0.22
Fullsteam Operations LLC	0.24
Total	$(0.55)

(1) For the year ended December 31, 2024, Other, net includes gross unrealized appreciation of $0.78 million and gross unrealized depreciation of $(0.76) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 283% and 1,053%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$367.50	51%	$750.01	$577.50	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
July 5, 2024	1,863,521	37.50
August 15, 2024	3,756,273	75.00
November 15, 2024	1,875,000	37.50
Total capital drawdowns	10,507,347	$210.00
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37.50
October 31, 2023	1,887,267	37.50
Total capital drawdowns	3,793,879	$75.00

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$220.10	$—	$—	$220.10	$—

(1)
Provides, under certain circumstances, a total borrowing capacity of $1 billion.

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

The Credit Facility is drawable in U.S. Dollars. As of December 31, 2024, the total commitments under the Credit Facility were $500 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1 billion. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

Advances under the Credit Facility bear interest (at our election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.25% per annum. We paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, we pay between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base.

For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2024	December 31, 2023
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$158.55	$37.26
First Lien/Last-Out Unitranche	8.53	15.62
Total	$167.08	$52.88

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in this report.

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 28, 2025 to Unitholders of record as of March 31, 2025.

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

As of December 31, 2024 and December 31, 2023, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Consolidated Statement of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$14.46	$(6.13)	$8.33
Up 200 basis points	9.64	(4.08)	5.56
Up 100 basis points	4.82	(2.04)	2.78
Up 75 basis points	3.61	(1.53)	2.08
Up 50 basis points	2.41	(1.02)	1.39
Up 25 basis points	1.20	(0.51)	0.69
Down 25 basis points	(1.20)	0.51	(0.69)
Down 50 basis points	(2.41)	1.02	(1.39)
Down 75 basis points	(3.61)	1.53	(2.08)
Down 100 basis points	(4.82)	2.04	(2.78)
Down 200 basis points	(9.64)	4.08	(5.56)
Down 300 basis points	(14.33)	6.13	(8.20)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Phillip Street Middle Market Lending Fund LLC

Opinion on the Financial Statements

We have audited the accompanying 2024 and 2023 consolidated financial statements of Phillip Street Middle Market Lending Fund LLC and its subsidiaries and the 2022 financial statements of Phillip Street Middle Market Lending Fund LLC (collectively referred to as the “Company”), which comprise the statement of assets and liabilities as of December 31, 2024 and 2023, including the schedule of investments, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2024 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2024 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the agent banks, portfolio company investees, and transfer agent. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31,	December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $593,640 and $176,996)	$593,545	$177,418
Non-controlled affiliated investments (cost of $10,902 and $0)	10,874	—
Total investments, at fair value (cost of $604,542 and $176,995)	$604,419	$177,418
Investments in affiliated money market fund (cost of $9,229 and $9,542)	9,229	9,542
Cash	11,353	5,789
Interest and dividends receivable	4,261	1,092
Deferred financing costs	5,816	2,963
Other assets	2,648	23
Total assets	$637,726	$196,827
Liabilities
Debt	$220,100	$18,000
Interest and other debt expenses payable	3,737	886
Management fees payable	1,245	491
Professional fees payable	192	233
Incentive fees payable	676	206
Distribution payable	9,123	5,162
Accrued deferred offering costs	—	58
Accrued expenses and other liabilities	419	221
Total liabilities	$235,492	$25,257
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (20,272,339 and 8,749,026 units issued and outstanding as of December 31, 2024 and December 31, 2023)	401,831	171,117
Distributable earnings (loss)	403	453
Total members' capital	$402,234	$171,570
Total liabilities and members' capital	$637,726	$196,827
Net asset value per unit	$19.84	$19.61

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$40,023	$9,461	$203
Other income	846	124	2
From non-controlled affiliated investments:
Interest income	647	—	—
Dividend income	875	2,044	136
Other income	14	—	—
Total investment income	$42,405	$11,629	$341
Expenses:
Interest and other debt expenses	$10,751	$2,943	$—
Incentive fees	1,725	206	—
Management fees	3,490	1,441	97
Directors’ fees	126	136	47
Professional fees	695	882	221
Offering costs	—	997	257
Organization costs	—	—	393
Other general and administrative expenses	909	687	168
Total expenses	$17,696	$7,292	$1,183
Management fee waiver	—	(286)	—
Net expenses	$17,696	$7,006	$1,183
Net investment income (loss)	$24,709	$4,623	$(842)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1)	$18	$—
Foreign currency transactions	521	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(517)	431	(8)
Non-controlled affiliated investments	(29)	—	—
Foreign currency translations	(7)	—	—
Net realized and unrealized gains (losses)	$(33)	$449	$(8)
Net increase (decrease) in members' capital from operations	$24,676	$5,072	$(850)
Weighted average units outstanding	13,555,799	5,824,201	1,511,486
Basic and diluted net investment income (loss) per unit	$1.82	$0.79	$(0.56)
Basic and diluted earnings (loss) per unit	$1.82	$0.87	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023	2022

Members' capital at beginning of period	$171,570	$96,660	$—
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$24,709	$4,623	$(842)
Net realized gain (loss)	520	18	—
Net change in unrealized appreciation (depreciation)	(553)	431	(8)
Net increase (decrease) in members' capital from operations	$24,676	$5,072	$(850)
Distributions to members from:
Distributable earnings	$(24,278)	$(5,162)	$—
Total distributions to members	$(24,278)	$(5,162)	$—
Capital transactions:
Issuance of common units	$210,000	$75,000	$97,510
Reinvestment of common unit distributions	20,266	—	—
Net increase in members' capital from capital transactions	$230,266	$75,000	$97,510
Total increase (decrease) in members' capital	$230,664	$74,910	$96,660
Members' capital at end of period	$402,234	$171,570	$96,660
Distributions recorded per unit	$1.62	$0.59	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023	2022

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$24,676	$5,072	$(850)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(484,885)	(175,031)	(17,354)
Payment-in-kind interest capitalized	(573)	(11)	—
Investments in affiliated money market fund, net	313	70,183	(79,725)
Proceeds from sales of investments and principal repayments	59,670	16,120	—
Net realized (gain) loss on investments	1	(18)	—
Net change in unrealized (appreciation) depreciation on investments	546	(431)	8
Net change in unrealized (appreciation) depreciation on foreign currency translation	7	—	—
Amortization of premium and accretion of discount, net	(1,760)	(695)	(6)
Amortization of deferred financing costs	976	642	257
Amortization of deferred offering costs	—	997	—
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(3,169)	(948)	(144)
(Increase) decrease in other assets	(2,625)	(23)	—
Increase (decrease) in interest and other debt expenses payable	2,826	886	—
Increase (decrease) in professional fees payable	(41)	12	221
Increase (decrease) in management fees payable	754	394	97
Increase (decrease) in accrued organization costs	—	(217)	217
Increase (decrease) in incentive fees payable	470	206	—
Increase (decrease) in accrued deferred offering costs	(58)	—	—
Increase (decrease) in accrued expenses and other liabilities	198	57	164
Net cash provided by (used for) operating activities	$(402,674)	$(82,805)	$(97,115)
Cash flows from financing activities:
Proceeds from issuance of common units	$210,000	$75,000	$97,510
Offering costs paid	—	(905)	$(291)
Distributions paid	(51)	—	—
Financing costs paid	(3,804)	(3,605)	—
Borrowings on debt	296,050	48,000	—
Repayments of debt	(93,950)	(30,000)	—
Net cash provided by (used for) financing activities	$408,245	$88,490	$97,219
Net increase (decrease) in cash	$5,571	5,685	$104
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	—	—
Cash, beginning of period	5,789	104	—
Cash, end of period	$11,353	$5,789	$104
Supplemental and non-cash activities
Interest expense paid	$5,125	$—	$—
Accrued but unpaid distributions	$9,123	$5,162	$—
Reinvestment of common unit distributions	$20,266	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2024

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 149.7%
United States - 149.7%
1st Lien/Senior Secured Debt - 139.8%
VisionSafe Holdings, Inc.	Aerospace & Defense	10.52%	S + 6.00%	04/19/30		$3,391	$3,329	$3,324	(5) (6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30		509	(9)	(10)	(5) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.27%	S + 5.75%	11/15/30		4,975	4,887	4,875	(5) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29		835	(14)	(17)	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	10.02%	S + 5.50% (Incl 2.75% PIK)	08/22/31		12,840	12,503	12,711	(5) (6) (7)
ASM Buyer, Inc.	Commercial Services & Supplies	9.41%	S + 5.00%	08/22/30		1,500	123	135	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl 2.75% PIK)	08/22/31		750	(7)	(7)	(5) (7) (8)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.15%	S + 4.75%	12/15/31		8,132	8,051	8,051	(5) (6)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		2,602	(13)	(13)	(5) (8)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.15%	S + 4.75%	12/15/31		1,106	119	119	(5) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		5,462	5,350	5,435	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.25%	S + 5.75%	08/01/29		3,027	2,982	2,913	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.75%	08/01/29		2,562	(19)	(96)	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.00%	S + 6.50%	08/01/29		1,659	1,612	1,651	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		1,470	305	325	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		823	806	819	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29		274	268	273	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.61%	S + 5.25%	04/30/31		2,965	2,924	2,950	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.89%	S + 5.25%	04/30/31		1,093	115	118	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.59%	S + 5.25%	04/30/30		410	117	121	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29		12,516	12,439	12,422	(5) (6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29		1,321	674	672	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29		1,100	(7)	(8)	(5) (7) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.41%	S + 4.75%	10/15/31		14,908	14,762	14,759	(5) (6)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	10/15/31		5,521	(27)	(28)	(5) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.27%	S + 4.75%	10/15/31		2,071	670	669	(5) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.10%	S + 4.75%	10/24/30		5,660	1,287	1,292	(5) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.12%	B + 4.75%	10/24/30	AUD	5,600	3,682	3,431	(5) (6) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		566	(5)	(6)	(5) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.86%	S + 4.50%	08/29/31		15,141	15,068	15,066	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,929	(12)	(25)	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(10)	(11)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.33%	S + 6.00%	10/04/30		4,444	4,347	4,400	(5) (6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(10)	(5)	(5) (7) (8)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging	9.82%	S + 5.25%	11/01/30		19,977	19,681	19,677	(5) (6)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(34)	(35)	(5) (8)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29		4,703	4,597	4,645	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29		993	330	332	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.33%	S + 6.00%	04/26/29		7,758	7,620	7,603	(5) (6) (7) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.54%	S + 6.00%	04/26/29		3,610	934	924	(5) (7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.48%	S + 6.00%	04/26/29		722	356	354	(5) (7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31		6,842	6,808	6,808	(5) (6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31		2,259	246	260	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.36%	S + 5.00%	06/06/31		832	62	65	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.06%	S + 5.50%	07/25/28		12,463	6,723	6,719	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.09%	S + 5.75%	07/25/28		8,472	8,275	8,472	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28		$1,313	$1,282	$1,313	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.61%	S + 5.00%	05/01/31		10,589	10,490	10,483	(5) (6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.46%	S + 5.00%	05/01/31		2,767	876	856	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(14)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.96%	S + 7.50%	08/14/28		8,330	8,102	8,288	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28		1,445	929	956	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28		241	(6)	(1)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	9.03%	S + 4.50%	08/06/31		6,512	6,449	6,447	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		2,326	(11)	(23)	(5) (7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		1,163	(11)	(12)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.83%	S + 5.50%	05/08/28		8,884	8,827	8,840	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.85%	S + 5.50%	05/08/28		1,723	419	420	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28		1,171	(7)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.89%	S + 5.50%	05/08/28		387	382	386	(5) (7)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29		9,202	8,924	9,202	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	11.65%	S + 7.00%	11/27/29		6,720	575	522	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29		2,896	2,819	2,896	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		2,553	(19)	(38)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	11.66%	S + 7.00%	11/27/29		1,680	461	450	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29		1,287	1,253	1,287	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		515	(15)	—	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		284	(2)	(4)	(5) (7) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.11%	S + 4.75%	05/16/31		18,215	18,145	18,220	(5) (6) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.61%	S + 5.25%	02/24/31		4,353	4,313	4,310	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(5)	(6)	(5) (7) (8)
Eagle Family Foods Group Holdings, LLC	Food Products	9.59%	S + 5.00%	08/12/30		19,494	19,308	19,299	(5) (6) (7)
Eagle Family Foods Group Holdings, LLC	Food Products		S + 5.00%	08/12/30		2,255	(21)	(23)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30		6,113	6,022	6,022	(5) (6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30		965	147	146	(5) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.28%	E + 5.50%	11/28/31	EUR	11,492	12,293	11,666	(5) (6)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		5,768	(57)	(58)	(5) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.93%	S + 5.50%	11/28/31		4,230	4,146	4,146	(5) (6)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31		3,507	3,472	3,454	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		534	(8)	(8)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31		334	287	287	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.21%	S + 6.75%	06/13/28		4,717	4,611	4,646	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		532	(11)	(8)	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.13%	S + 4.75%	07/16/31		10,239	10,141	10,136	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology	9.15%	S + 4.75%	07/16/31		4,517	4,473	4,472	(5) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31		1,358	(13)	(14)	(5) (7) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.09%	S + 6.50%	09/12/29		9,295	9,213	9,202	(5) (6) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.07%	S + 6.50%	09/12/29		1,705	197	188	(5) (7) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.50%	09/12/29		341	(3)	(3)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	11.72%	S + 7.25%	07/26/28		10,580	10,366	10,263	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		3,000	(32)	(90)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		1,286	(17)	(39)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31		15,145	15,000	14,993	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/31		6,370	1,265	1,235	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/30		1,180	201	201	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Ark Data Centers, LLC	IT Services	9.08%	S + 4.75%	11/27/30	$12,750	$12,498	$12,495	(5) (6)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	7,500	(74)	(75)	(5) (8)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	2,250	(44)	(45)	(5) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	6,242	6,137	6,180	(5) (6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	2,205	2,172	2,183	(5) (6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,631	(13)	(16)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,305	(21)	(13)	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.27%	S + 4.75%	11/07/31	9,045	9,000	9,011	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31	955	(5)	(4)	(5) (8)
US Signal Company, LLC	IT Services	10.07%	S + 5.50%	09/04/29	15,258	15,113	15,105	(5) (6) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	4,695	(44)	(47)	(5) (7) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,347	(22)	(23)	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28	6,449	6,311	6,384	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.88%	S + 6.50%	07/18/28	834	651	658	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28	419	411	414	(5) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.34%	S + 4.75%	08/20/31	19,224	19,039	19,032	(5) (6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	3,076	(29)	(31)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31	8,938	8,848	8,848	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31	2,292	(11)	(11)	(5) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31	1,146	245	245	(5) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.26%	S + 5.75%	09/03/30	5,757	5,607	5,699	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.32%	S + 5.75%	09/03/30	676	663	669	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28	471	(11)	(5)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	6,710	6,617	6,609	(5) (6) (7)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	551	378	377	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	9.08%	S + 4.75%	09/19/31	4,106	4,066	4,064	(5) (6) (7)
Westwood Professional Services Inc.	Professional Services	9.26%	S + 4.75%	09/19/31	1,234	282	276	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	617	(6)	(6)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.11%	S + 4.75%	08/29/31	5,872	5,816	5,813	(5) (6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,174	(6)	(12)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	734	(7)	(7)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30	2,912	2,851	2,898	(5) (6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30	191	189	190	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.83%	S + 4.50%	07/28/31	10,567	10,466	10,461	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	2,586	(12)	(26)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,256	(12)	(13)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	591	(5)	(6)	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	11.11%	S + 6.75%	11/08/30	7,262	7,100	7,080	(5) (6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(15)	(18)	(5) (7) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28	6,148	6,032	6,148	(5) (6) (7)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28	466	147	155	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.61%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	16,036	15,883	15,876	(5) (6) (7)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,582	(22)	(46)	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	1,833	(17)	(18)	(5) (7) (8)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28	8,774	8,705	8,774	(5) (6) (7)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28	1,226	1,153	1,162	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Runway Bidco, LLC (dba Redwood Software)	Software	9.33%	S + 5.00%	12/17/31	$13,721	$13,584	$13,584	(5) (6)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,409	(17)	(17)	(5) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,705	(17)	(17)	(5) (8)
Singlewire Software, LLC	Software	9.58%	S + 5.25%	05/10/29	7,766	7,576	7,688	(5) (6) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,438	(33)	(14)	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.08%	S + 4.75%	06/02/31	8,537	8,457	8,452	(5) (6) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.16%	S + 4.75%	06/02/31	4,664	1,790	1,774	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	1,089	(10)	(11)	(5) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.58%	S + 6.25%	09/29/27	2,846	2,799	2,818	(5) (6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30	3,257	3,186	3,224	(5) (6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30	2,574	1,776	1,800	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	12,757	12,584	11,991	(5) (6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.59%	S + 5.50%	12/31/29	1,494	189	120	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50%	12/31/29	897	93	46	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.33%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	13,864	13,842	13,795	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	979	(1)	(5)	(5) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.58%	S + 5.25%	06/23/31	13,347	13,157	13,213	(5) (6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.89%	S + 5.25%	06/23/31	7,433	671	654	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,487	(20)	(15)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						562,624	562,474
1st Lien/Last-Out Unitranche (11) - 9.9%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	$6,255	$6,204	$6,193	(5) (6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	3,745	2,715	2,707	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.89%	S + 6.55%	12/06/28	10,000	9,203	9,186	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	3,682	3,649	3,645	(5) (6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	2,305	399	396	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.18%	S + 6.83%	02/01/29	3,143	3,115	3,111	(5) (6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.19%	S + 6.83%	02/01/29	1,858	405	401	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	6,222	6,155	6,160	(5) (6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.70%	S + 7.00%	08/24/28	3,778	1,451	1,451	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.21%	S + 3.75%	08/31/28	7,666	6,375	6,386	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						39,671	39,636
Total United States						$602,295	$602,110
Total Debt Investments						$602,295	$602,110

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.6%
United States - 0.6%
Common Stock - 0.6%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$254	$316	(5) (7) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,993	(5) (7) (10) (12)
Total Common Stock				2,247	2,309
Total United States				$2,247	$2,309
Total Equity Securities				2,247	2,309
Total Investments - 150.3%				$604,542	$604,419
Investments in Affiliated Money Market Fund - 2.3%
United States - 2.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares			9,228,570	$9,229	$9,229	(14) (15)
Total Investments in Affiliated Money Market Fund				$9,229	$9,229
Total United States				$9,229	$9,229
Total Investments and Investments in Affiliated Money Market Fund - 152.6%				$613,771	$613,648

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, the rate for the 1 month S was 4.33%, 3 month S was 4.31%, 6 month S was 4.25% and 1 month B was 4.32%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.

(4)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Australian Dollars ("AUD"), or Euros ("EUR").

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

(8)

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

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $22,937 or 3.6% of the Company’s total assets.

(10)

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

(11)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(12)	Non-income producing security.

(13)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $2,309 or 0.6% of the Company's net assets. The initial acquisition dates have been included for such securities.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of December 31, 2024 is 4.42%.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 103.4%
United States - 103.4%
1st Lien/Senior Secured Debt - 87.3%
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

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	$471	$(12)	$(9)	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30	2,942	2,872	2,898	(6) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	679	(8)	(10)	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30	6,963	6,792	6,789	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(18)	(18)	(5) (6)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	10,689	10,423	10,422	(6) (7)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(12)	(12)	(5) (6)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(24)	(25)	(5) (6)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	6,210	6,071	6,070	(6) (7)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	466	145	145	(5) (6)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	8,774	8,691	8,686	(6) (7) (8)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	1,226	112	112	(5) (6) (8)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	8,942	8,695	8,763	(6) (7) (8)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,438	(39)	(29)	(5) (6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	2,876	2,848	2,847	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	3,281	3,201	3,199	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	1,119	760	755	(5) (6)
Total 1st Lien/Senior Secured Debt						149,451	149,830
1st Lien/Last-Out Unitranche (9) - 16.1%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	$6,255	$6,193	$6,193	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	3,745	(37)	(38)	(5) (6)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	10,000	7,294	7,293	(5) (6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	3,682	3,645	3,645	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	2,305	(23)	(23)	(5) (6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	6,222	6,147	6,160	(6) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(45)	(38)	(5) (6) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	7,666	4,370	4,396	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						27,544	27,588
Total United States						$176,995	$177,418
Total Debt Investments						176,995	177,418
Total Investments - 103.4%						$176,995	$177,418
Investments in Affiliated Money Market Fund - 5.6%
Goldman Sachs Financial Square Government Fund - Institutional Shares					9,542,172	$9,542	$9,542	(7) (10) (11)
Total Investments in Affiliated Money Market Fund						9,542	9,542
Total Investments and Investments in Affiliated Money Market Fund - 109.0%						$186,537	$186,960

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

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

Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or consolidated results of operations as previously reported.

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

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023	2022
Prepayment premiums	$163	$284	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$794	$401	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024 and December 31, 2023, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the "Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

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

Cash

Cash consists of deposits held at State Street Bank and Trust (in such capacity, the "Custodian"). As of December 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $11,353 and $5,789, respectively. Foreign currency of $167 (acquisition cost of $174) is included in cash as of December 31, 2024.

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

The Company elected to be treated as a RIC commencing with its taxable year ended December 31, 2022. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its unitholders (the "Unitholders") as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as "Total members' capital" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. For further information, see Note 2 Significant Accounting Policies - Segment Reporting.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company’s consolidated financial statements.

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

For the years ended December 31, 2024, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, Management Fees amounted to $3,490, $1,441 and $97, and the Investment Adviser voluntarily waived $0, $286, and $0 of its Management Fees, respectively. As of December 31, 2024, $1,245 remained payable.

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

For the years ended December 31, 2024, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company accrued Incentive Fees of $1,725, $206 and $0, respectively. As of December 31, 2024, $676 was payable in accordance with the terms of the Investment Advisory Agreement.

Administration and Custodian Fees

The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company's Custodian.

For the years ended December 31, 2024, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $462, $296 and $70, respectively. As of December 31, 2024, $144 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2024, 2023 and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company incurred expenses for services provided by the Transfer Agent of $51, $51 and $15, respectively. As of December 31, 2024, $18 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of December 31, 2024 and December 31, 2023. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,542	$508,196	$(508,509)	$—	$—	$9,229	$875
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,187	(284)	—	(29)	10,874	661
Total Non-Controlled Affiliates	$9,542	$519,383	$(508,793)	$—	$(29)	$20,103	$1,536
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044
Total Non-Controlled Affiliates	$79,725	$297,188	$(367,371)	$—	$—	$9,542	$2,044

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were $36 and $123, respectively, included within Professional fees payable, $0 and $58, respectively, included within Accrued deferred offering costs, and $26 and $1, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$562,624	$562,474	$149,451	$149,830
1st Lien/Last-Out Unitranche	39,671	39,636	27,544	27,588
Common Stock	2,247	2,309	—	—
Total investments	$604,542	$604,419	$176,995	$177,418

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	13.3%	19.8%	24.6%	25.3%
Diversified Consumer Services	9.1	13.7	11.5	11.9
Commercial Services & Supplies	8.0	12.1	5.9	6.1
Financial Services	7.7	11.6	5.5	5.7
Trading Companies & Distributors	7.4	11.1	2.2	2.3
IT Services	7.4	11.1	3.5	3.6
Wireless Telecommunication Services	6.6	9.9	15.5	16.1
Construction & Engineering	5.8	8.7	—	—
Machinery	4.6	7.0	—	—
Food Products	4.2	6.3	—	—
Containers & Packaging	3.2	4.9	—	—
Hotels, Restaurants & Leisure	3.2	4.9	5.8	6.0
Insurance	2.7	4.1	6.5	6.7
Health Care Equipment & Supplies	2.6	3.9	—	—
Health Care Technology	2.4	3.6	—	—
Professional Services	1.9	2.8	—	—
Specialty Retail	1.7	2.5	—	—
Health Care Providers & Services	1.4	2.1	2.5	2.7
Leisure Products	1.2	1.9	3.6	3.7
Electrical Equipment	1.1	1.6	—	—
Media	1.1	1.6	3.2	3.3
Distributors	0.8	1.2	2.8	2.9
Chemicals	0.8	1.2	2.8	2.9
Consumer Staples Distribution & Retail	0.7	1.1	2.5	2.5
Aerospace & Defense	0.6	0.9	—	—
Textiles, Apparel & Luxury Goods	0.5	0.7	1.6	1.7
Total	100.0%	150.3%	100.0%	103.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2024	December 31, 2023
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$416,612	Discounted cash flows	Discount Rate	8.6% - 12.5%	9.9%
1st Lien/Last-Out Unitranche	39,636	Discounted cash flows	Discount Rate	8.8% - 11.4%	10.5%
Equity
Common Stock	$2,309	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$81,003	Discounted cash flows	Discount Rate	9.7% - 11.7%	10.7%
1st Lien/Last-Out Unitranche	10,518	Discounted cash flows	Discount Rate	8.9% - 10.7%	9.9%

(1)
As of December 31, 2024, included within Level 3 Assets of $577,192 is an amount of $118,635 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $456,248, or 79.4%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$27,227	$535,247	$562,474	$—	$—	$149,830	$149,830
1st Lien/Last-Out Unitranche	—	—	39,636	39,636	—	—	27,588	27,588
Common Stock	—	—	2,309	2,309	—	—	—	—
Investments in Affiliated Money Market Fund	9,229	—	—	9,229	9,542	—	—	9,542
Total	$9,229	$27,227	$577,192	$613,648	$9,542	$—	$177,418	$186,960

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$149,830	$443,947	$(1)	$(616)	$(59,584)	$1,671	$—	$—	$535,247	$(600)
1st Lien/Last-Out Unitranche	27,588	12,044	—	(79)	—	83	—	—	39,636	(79)
Common Stock	—	2,247	—	62	—	—	—	—	2,309	62
Total assets	$177,418	$458,238	$(1)	$(633)	$(59,584)	$1,754	$—	$—	$577,192	$(617)
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$17,352	$147,511	$18	$387	$(16,120)	$682	$—	$—	$149,830	$384
1st Lien/Last-Out Unitranche	—	27,531	—	44	—	13	—	—	27,588	44
Total assets	$17,352	$175,042	$18	$431	$(16,120)	$695	$—	$—	$177,418	$428

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2024 and December 31, 2023, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 283% and 1,053%.

The Company's outstanding debt was as follows:

	December 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$500,000	$279,900	$220,100	$250,000	$232,000	$18,000
Total debt	$500,000	$279,900	$220,100	$250,000	$232,000	$18,000

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2024 and 2023 was 7.94% and 8.28%, respectively. The weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2024 and 2023 was $104,372 and $5,062, respectively.

Credit Facility

SPV entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. The Company serves as collateral manager under the Credit Facility.

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.25% per annum. SPV paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, SPV pays between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base.

The Credit Facility is drawable in USD. As of December 31, 2024, the total commitments under the Credit Facility were $500,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of December 31, 2024, SPV and the Company were in compliance with these covenants.

Costs of 7,434 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $5,816 and $2,963.

The below table presents the summary information of the Credit Facility:

	For the Year Ended December 31,	For the Year Ended December 31,		For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023		2022
Borrowing interest expense	$8,283	$373		$—
Facility fees	1,492	1,928		—
Amortization of financing costs	976	642		—
Total	$10,751	$2,943		$—
Weighted average interest rate	7.94%	8.28%		0.00%
Average outstanding balance	$104,372	$5,062	*	$—

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$367,500	51%	$750,010	$577,500	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	December 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,967	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,465	—
AI Titan Parent, Inc. (dba Prometheus)	1,908	—
AQ Sunshine, Inc.	5,071	—
AQ Sunshine, Inc. (dba Relation Insurance)	968	3,383
Ark Data Centers, LLC	9,751	—
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	4,433	—
ASM Buyer, Inc.	2,100	4,878
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buffalo Merger Sub, LLC (dba Oliver Packaging)	2,323	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	3,932	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	2,751	-
Circustrix Holdings, LLC (dba SkyZone)	167	1,256
Coding Solutions Acquisition, Inc. (dba CorroHealth)	576	-
Crewline Buyer, Inc. (dba New Relic)	725	725
DFS Holding Company, Inc.	648	648
Eagle Family Foods Group Holdings, LLC	2,255	—
Easy Mile Fitness, LLC	1,841	—
Engage2Excel, Inc.	165	—
Formulations Parent Corporation (dba Chase Corp)	835	835
Fullsteam Operations LLC	10,654	3,821
Geotechnical Merger Sub, Inc.	6,902	—
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,935	2,935
Groundworks, LLC	—	236
Hamilton Thorne, Inc.	5,768	—
Harrington Industrial Plastics, LLC	748	336
HealthEdge Software, Inc.	1,358	—
Highfive Dental Holdco, LLC	532	3,725
Mandrake Bidco, Inc. (dba Miratech)	3,076	—
NCWS Intermediate, Inc. (dba National Carwash Solutions)	2,082	—
Onyx CenterSource, Inc.	310	310
Project Accelerate Parent, LLC (dba ABC Fitness)	625	—
PT Intermediate Holdings III, LLC (dba Parts Town)	979	—
QBS Parent, Inc. (dba Quorum Software)	955	—
Recorded Books Inc. (dba RBMedia)	471	471
Rock Star Mergersub LLC (dba Triumvirate Environmental)	3,578	—
Rocky Debt Merger Sub, LLC (dba NContracts)	6,415	1,973
Rotation Buyer, LLC (dba Rotating Machinery Services)	3,181	—
Rubrik, Inc.	64	1,102
Runway Bidco, LLC (dba Redwood Software)	5,114	—
Singlewire Software, LLC	1,438	1,438
Sonar Acquisitionco, Inc. (dba SimPRO)	4,906	—
Spotless Brands, LLC	5,651	—
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,498	—
Superior Environmental Solutions	3,701	1,217
Superman Holdings, LLC (dba Foundation Software)	7,112	—
TM Restaurant Group LLC	4,286	4,286
Tropical Bidco, LLC (dba Tropical Cheese)	804	—
Trystar, LLC	3,488	—
United Flow Technologies Intermediate Holdco II, LLC	8,193	—
UP Acquisition Corp. (dba Unified Power)	—	794
US Signal Company, LLC	7,043	—
USA DeBusk, LLC	1,257	—
Valet Waste Holdings, Inc. (dba Valet Living)	1,739	—
VASA Fitness Buyer, Inc.	722	1,685
VisionSafe Holdings, Inc.	509	—
Westwood Professional Services Inc.	1,563	—
Total 1st Lien/Senior Secured Debt	$158,547	$37,255

\

	Unfunded Commitment Balances
1st Lien/Last-Out Unitranche	December 31, 2024	December 31, 2023
EIP Consolidated, LLC (dba Everest Infrastructure)	$1,000	$3,745
K2 Towers III, LLC	714	2,607
Skyway Towers Intermediate LLC	1,886	2,305
Tarpon Towers II LLC	1,438	—
Thor FinanceCo LLC (dba Harmoni Towers)	2,289	3,778
Towerco IV Holdings, LLC	1,203	3,194
Total 1st Lien/Last-Out Unitranche	$8,530	$15,629
Total	$167,077	$52,884

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22,500
June 17, 2024	1,878,400	37,500
July 5, 2024	1,863,521	37,500
August 15, 2024	3,756,273	75,000
November 15, 2024	1,875,000	37,500
Total capital drawdowns	10,507,347	$210,000
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37,500
October 31, 2023	1,887,267	37,500
Total capital drawdowns	3,793,879	$75,000
For the period from October 6, 2022 (commencement of operations) to December 31, 2022
October 6, 2022	500	$10
November 2, 2022	1,500,000	30,000
December 20, 2022	3,454,647	67,500
Total capital drawdowns	4,955,147	$97,510
Total capital drawdowns	19,256,373	$382,510

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(1)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
August 7, 2024	October 2, 2024	November 1, 2024	$0.39		351,530
November 7, 2024	December 31, 2024	January 29, 2025	$0.45		456,719
For the Year Ended December 31, 2023
November 1, 2023	December 29, 2023	January 29, 2024	$0.59		261,789
(1)
$0.05 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023	2022
Net increase (decrease) in Members' Capital from operations	$24,676	$5,072	$(850)
Weighted average units outstanding	13,555,799	5,824,201	1,511,486
Basic and diluted earnings (loss) per units	$1.82	$0.87	$(0.56)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Distributions paid from:
Ordinary Income	$24,260	$5,162	$—
Net Long-Term Capital Gains	$18	—	—
Total Taxable Distributions	$24,278	$5,162	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Undistributed Ordinary Income - net	$680	$403	$—
Undistributed Long-Term Capital Gains	$241	$18	—
Total Undistributed Earnings	$921	$421	$—
Capital Loss Carryforward
Perpetual Long-Term	$—	$—	$—
Perpetual Short-Term	—	—	—
Timing Differences (Organizational Costs)	(364)	(392)	(386)
Unrealized Earnings (Losses)—net	(154)	424	(8)
Total Accumulated Earnings (Losses)—net	$403	$453	$(394)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Tax cost	$613,795	$186,537	$97,085
Gross unrealized appreciation	2,374	608	—
Gross unrealized depreciation	(2,521)	(185)	(8)
Net unrealized investment appreciation on investments	$(147)	$423	$(8)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales and differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and differences in the tax treatment of underlying investments. For the years ended December 31, 2024 and December 31, 2023, and for the period from October 6, 2022 (commencement of operations) to December 31, 2022, the Company reclassified $448, ($937) and $(456) from total distributable earnings (loss) to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from October 6, 2022 (commencement of operations) to December 31, 2022
Net increase (decrease) in members' capital resulting from operations	$24,676	$5,072	$(850)
Adjustments:
Net unrealized losses (gains)	$553	$(431)	$8
Income not currently taxable	(390)	(61)	—
Income for tax but not for book	—	—	—
Expenses not currently deductible	(58)	1,032	651
Expenses for tax but not for book	(29)	(29)	(7)
Realized gain (loss) differences	26	—	—
Taxable income net of capital loss carryforward	$24,778	$5,583	$(198)
Nondeductible net investment loss	—	—	198
Taxable income(1)	$24,778	$5,583	$—

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

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2024	2023	2022
Per Unit Data:(1)
Members' Capital, beginning of period	$19.61	$19.51	$20.00
Net investment income (loss)	1.82	0.79	(0.56)
Net realized and unrealized gains (losses)(2)	0.03	(0.10)	0.07
Net increase (decrease) in Members' Capital from operations(2)	$1.85	$0.69	(0.49)
Distributions from net investment income	(1.62)	(0.59)	—
Total increase (decrease) in Members' Capital	$0.23	$0.10	(0.49)
Members' Capital, end of period	$19.84	$19.61	$19.51
Units outstanding, end of period	20,272,339	8,749,026	4,955,147
Weighted average units outstanding	13,555,799	5,824,201	1,511,486
Total return based on Members' Capital (3)	9.43%	3.54%	(2.45)%
Supplemental Data/Ratio(4):
Members' Capital, end of period	$402,234	$171,570	$96,660
Ratio of net expenses to average Members' Capital	6.50%	6.13%	12.64%
Ratio of net expenses before Management fee waiver to average Members' Capital	6.50%	6.38%	12.64%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.92%	3.38%	12.64%
Ratio of interest and other debt expenses to average Members' Capital	3.95%	2.57%	—%
Ratio of incentive fees to average Members' Capital	0.63%	0.18%	—%
Ratio of total expenses to average Members' Capital	6.50%	6.38%	12.64%
Ratio of net investment income to average Members' Capital	9.08%	4.04%	(7.76)%
Portfolio turnover	17%	22%	—%

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
(4)
Ratios for the period from October 6, 2022 (commencement of operations) to December 31, 2022 are annualized, except for, as applicable, organization costs.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 28, 2025 to Unitholders of record as of March 31, 2025.

Phillip Street Middle Market Lending Fund LLC – Tax Information (unaudited)

During the year ended December 31, 2024, the Company designated 97.66% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2024, the Company designated 94.11% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $17,604, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company designated $401,465 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Jaime Ardila, an Independent Director, serves as Chairperson (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Unitholders for Mr. Ardila to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and presides over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Jaime Ardila (69)	Chairperson of the Board of Directors and Director since August 2022

 Mr. Ardila is retired. He is Director, Accenture plc (2013–Present); Chairperson, Nexa Resources (2019– Present) and Director, Grupo Energía Bogotá (GEB) (2024 – Present). Formerly, he was Director, Ecopetrol (2016 – 2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairperson of the Board of Directors—the Company; SCH and GS PMMC II.

Director—GS BDC, and GS Credit.

Accenture plc (a management consulting services company); Grupo Energía Bogotá (an electric utility company); Nexa Resources (a mining company); GS BDC; SCH; GS PMMC II; GS Credit
Ross J. Kari (66)	Director since August 2022

Mr. Kari is retired. Formerly, he was Director, Summit Bank (2014-2022); Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company; GS BDC; SCH; GS PMMC II and GS Credit.

GS BDC; SCH; GS PMMC II; GS Credit
Susan B. McGee (65)	Director since August 2022

Ms. McGee is retired. She is Director, ETTL Engineers and Consultants (2018-Present); and Director, HIVE Digital Technologies Ltd (2021-Present). She was formerly Director, Nobul Corporation (2019-2022) and held senior management positions with U.S.

ETTL Engineers and Consultants; HIVE Digital Technologies Ltd; GS BDC; SCH; GS PMMC II; GS Credit

Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

Director—the Company; GS BDC; SCH; GS PMMC II and GS Credit.

Interested Director*
Katherine (“Kaysie”) P. Uniacke (63)	Director since August 2022

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director— the Company; GS BDC; SCH; GS PMMC II; GS MMLC II, GS Credit, and West Bay.

Goldman Sachs Asset Management International; GS BDC; SCH; GS PMMC II; GS MMLC II; GS Credit; West Bay

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	52	Co-Chief Executive Officer and Co-President
David Miller	55	Co-Chief Executive Officer and Co-President
Tucker Greene	49	Chief Operating Officer
Stanley Matuszewski	38	Chief Financial Officer and Treasurer
John Lanza	54	Principal Accounting Officer
Julien Yoo	53	Chief Compliance Officer
Caroline Kraus	47	Chief Legal Officer
Justin Betzen	44	Vice President
Greg Watts	48	Vice President
Jennifer Yang	41	Vice President
Matthew Carter	38	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company and as Chairperson of the Board of Directors of the Company since August 2022. He also serves as a member of the Board of Directors of GS BDC and GS Credit and serves as Chairperson of the Board of Directors of SCH and GS PMMC II. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee, a member of the Audit Committee, and a member of the Governance and Nominations Committee. He also serves as the Chairperson of the Board of Directors of Nexa Resources S.A., a mining company, and a member of the Board of Directors of Grupo Energía Bogotá, an electric utility company. Previously, he was a member of the Board of Directors of Ola Electric Mobility, an electric vehicle manufacturer, and was also a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since August 2022. He also serves on the Board of Directors of GS BDC, SCH, GS PMMC II and GS Credit. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also served as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since August 2022. She also serves on the Board of Directors of GS BDC, SCH, GS PMMC II and GS Credit. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants and HIVE Digital Technologies Ltd. Ms. McGee formerly served as a Director for Nobul Corporation, a digital real estate company, from 2019 to 2022. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She was also involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since August 2022. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay, and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since August 2022. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’s Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’s relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since August 2022. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the Chief Operating Officer of the Company and has served in such capacity since May 2023. Mr. Greene is also the Chief Operating Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. Mr. Greene previously served as a Vice President of the Company from August 2022 to May 2023, and also previously served as a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II and GS Credit. He is also a managing director in Goldman Sachs Asset Management Private Credit. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. He is a Vice President in Private Credit within GSAM. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the Principal Accounting Officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the Principal Accounting Officer of GS BDC, SCH, GS PMMC II, GS MMLC II and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the GSAM Alternative Investments Global Fund Services Group.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since August 2022. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2022. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since August 2022. Mr. Betzen is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since August 2022. Mr. Watts is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit, and West Bay. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr.

Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since August 2022. Ms. Yang is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, GS Credit and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

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

The Audit Committee held four formal meetings in 2024.

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

The Governance and Nominating Committee held two formal meetings in 2024.

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

The Compliance Committee held four formal meetings in 2024.

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

The Contract Review Committee held one formal meeting in 2024.

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

Insider Trading Policy

The Company’s directors and officers do not own any Units. The Company also does not expect any subsequent closings and its Units are subject to certain transfer restrictions, as outlined in the Company’s LLC Agreement. Accordingly, the Company has not adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers, or itself.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2024, each Independent Director was compensated with a $60,000 annual fee (which could increase to $80,000 if our called capital exceeds $375,000,000) for his or her services as a director. In addition, the Chair earned an annual fee of $10,000 (which could increase to $20,000 if the total called capital exceeds $375,000,000), and the director designated as “audit committee financial expert” received an additional $4,000 (which could increase to $8,000 if our total called capital exceeds $375,000,000) for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation from the Company for the Year Ended December 31, 2024(1)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2024(2)
Interested Director
Kaysie Uniacke (3)	—	—
Independent Directors
Jaime Ardila (4)	$40,000	$445,000
Ross J. Kari (5)	$34,000	$409,000
Susan B. McGee	$30,000	$385,000

(1)
We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
(2)
Reflects compensation earned during the year ended December 31, 2024. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, SCH, GS PMMC II, GS MMLC II and GS Credit.
(3)
Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(4)
Includes compensation as Chair of the Board.
(5)
Includes compensation as audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of March 4, 2025, certain ownership information with respect to the Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Interested Director
Kaysie Uniacke	—	—	—
Independent Directors
Jaime Ardila	—	—	—
Ross J. Kari	—	—	—
Susan B. McGee	—	—	—
Executive Officers
Alex Chi	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	Record/Beneficial	—	—

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

For the year ended December 31, 2024, we paid GSAM a total of $4.00 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $2.74 million in Management Fees and $1.26 Incentive Fees.

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2024 were $312,800.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024 were $1,500,337. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2024.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2024.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

10.6

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

10.7

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

10.8

Amendment No. 3 to Loan, Security and Collateral Management Agreement, dated as of December 20, 2024, by and among Phillip Street Middle Market Lending Fund LLC, as collateral manager, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent and arranger, and State Street Bank and Trust Company, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on December 23, 2024).

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: March 4, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 4, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Signature	Title
/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
David Miller
.

/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ John Lanza	Principal Accounting Officer
John Lanza

/s/ Jaime Ardila Jaime Ardila	Chairperson of the Board of Directors

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director