Form 10-Q
period 2025-03-31
Phillip Street Middle Market Lending Fund LLC
filed 2025-05-13
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 21,218,251 limited liability company common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $666,575 and $593,640)	$666,220	$593,545
Non-controlled affiliated investments (cost of $11,368 and $10,902)	11,052	10,874
Total investments, at fair value (cost of $677,943 and $604,542)	$677,272	$604,419
Investments in affiliated money market fund (cost of $15,569 and $9,229)	15,569	9,229
Cash	15,554	11,353
Interest and dividends receivable	4,525	4,261
Deferred financing costs	5,538	5,816
Other assets	104	2,648
Total assets	$718,562	$637,726
Liabilities
Debt	$291,100	$220,100
Interest and other debt expenses payable	4,727	3,737
Management fees payable	1,333	1,245
Professional fees payable	246	192
Incentive fees payable	723	676
Distribution payable	—	9,123
Accrued expenses and other liabilities	446	419
Total liabilities	$298,575	$235,492
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (20,729,057 and 20,272,339 units issued and outstanding as of March 31, 2025 and December 31, 2024)	410,892	401,831
Distributable earnings (loss)	9,095	403
Total members' capital	$419,987	$402,234
Total liabilities and members' capital	$718,562	$637,726
Net asset value per unit	$20.26	$19.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,014	$6,041
Other income	295	123
From non-controlled affiliated investments:
Interest income	258	—
Dividend income	161	94
Other income	3	—
Total investment income	$16,731	$6,258
Expenses:
Interest and other debt expenses	$4,903	$1,410
Incentive fees	723	260
Management fees	1,333	572
Directors’ fees	59	32
Professional fees	160	113
Other general and administrative expenses	315	191
Total expenses	$7,493	$2,578
Net investment income (loss)	$9,238	$3,680
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Foreign currency transactions	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(260)	954
Non-controlled affiliated investments	(288)	—
Foreign currency translations	2	—
Net realized and unrealized gains (losses)	$(546)	$954
Net increase (decrease) in members' capital from operations	$8,692	$4,634
Weighted average units outstanding	20,586,967	8,930,264
Basic and diluted net investment income (loss) per unit	$0.45	$0.41
Basic and diluted earnings (loss) per unit	$0.42	$0.52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Members' capital at beginning of period	$402,234	$171,570
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$9,238	$3,680
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(546)	954
Net increase (decrease) in members' capital from operations	$8,692	$4,634
Capital transactions:
Reinvestment of common unit distributions	$9,061	$5,134
Net increase in members' capital from capital transactions	$9,061	$5,134
Total increase (decrease) in members' capital	$17,753	$9,768
Members' capital at end of period	$419,987	$181,338
Distributions recorded per unit	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$8,692	$4,634
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(75,659)	(22,543)
Payment-in-kind interest capitalized	(356)	(8)
Investments in affiliated money market fund, net	(6,340)	6,841
Proceeds from sales of investments and principal repayments	3,027	2,738
Net change in unrealized (appreciation) depreciation on investments	548	(954)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(2)	—
Amortization of premium and accretion of discount, net	(413)	(245)
Amortization of deferred financing costs	289	309
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(264)	(630)
(Increase) decrease in other assets	2,544	(44)
Increase (decrease) in interest and other debt expenses payable	979	222
Increase (decrease) in professional fees payable	54	(96)
Increase (decrease) in management fees payable	88	81
Increase (decrease) in incentive fees payable	47	54
Increase (decrease) in accrued expenses and other liabilities	27	144
Net cash provided by (used for) operating activities	$(66,739)	$(9,497)
Cash flows from financing activities:
Distributions paid	$(62)	$(28)
Financing costs paid	—	(620)
Borrowings on debt	71,000	16,600
Net cash provided by (used for) financing activities	$70,938	$15,952
Net increase (decrease) in cash	$4,199	6,455
Effect of foreign exchange rate changes on cash and cash equivalents	2	—
Cash, beginning of period	11,353	5,789
Cash, end of period	$15,554	$12,244
Supplemental and non-cash activities
Interest expense paid	$3,452	$376
Reinvestment of common unit distributions	$9,061	$5,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 160.8%
United States - 160.8%
1st Lien/Senior Secured Debt - 151.1%
VisionSafe Holdings, Inc.	Aerospace & Defense	10.32%	S + 6.00%	04/19/30		$3,382	$3,322	$3,314	(5) (6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30		509	(9)	(10)	(5) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.07%	S + 5.75%	11/15/30		4,962	4,877	4,962	(5) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29		835	(13)	—	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	9.83%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		12,898	12,571	12,769	(5) (6) (7)
ASM Buyer, Inc.	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30		1,500	672	683	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31		750	(7)	(7)	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		13,611	13,476	13,475	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		3,996	53	53	(5) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		2,325	(23)	(23)	(5) (8)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.05%	S + 4.75%	12/15/31		8,132	8,053	8,051	(5) (6) (7)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		2,602	(12)	(26)	(5) (7) (8)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	11.25%	P + 3.75%	12/15/31		1,106	146	145	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		5,448	5,341	5,421	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.17%	S + 5.75%	08/01/29		3,019	2,976	2,921	(5) (6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29		2,562	(18)	(83)	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		1,655	1,618	1,647	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		1,470	307	325	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		821	805	817	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29		274	268	272	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31		2,958	2,917	2,943	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31		1,093	148	151	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.56%	S + 5.25%	04/30/30		410	268	271	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29		12,485	12,412	12,297	(5) (6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29		1,321	628	615	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29		1,100	(6)	(17)	(5) (7) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.05%	S + 4.75%	10/15/31		14,908	14,766	14,759	(5) (6) (7)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.04%	S + 4.75%	10/15/31		5,521	798	773	(5) (7) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.07%	S + 4.75%	10/15/31		2,071	671	669	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.05%	S + 4.75%	10/24/30		5,660	1,288	1,264	(5) (7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.90%	B + 4.75%	10/24/30	AUD	5,600	3,683	3,464	(5) (6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		566	(5)	(6)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		15,104	15,033	15,028	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		4,921	3,128	3,122	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(10)	(11)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30		4,433	4,339	4,389	(5) (6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(10)	(5)	(5) (7) (8)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging	9.54%	S + 5.25%	11/01/30		19,927	19,641	19,628	(5) (6) (7)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(33)	(35)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.30%	S + 7.00%	01/31/29		4,691	4,591	4,551	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	11.30%	S + 7.00%	01/31/29		344	337	334	(5) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		7,739	7,607	7,584	(5) (6) (7) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29		3,610	1,341	1,328	(5) (7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29		722	428	426	(5) (7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		7,096	7,061	7,061	(5) (6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		1,988	(23)	(10)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		$832	$(7)	$(4)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32		5,691	5,649	5,649	(5) (6)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		2,232	(8)	(8)	(5) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		1,116	(8)	(8)	(5) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.76%	S + 5.50%	07/25/28		12,446	7,704	7,699	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28		8,450	8,266	8,450	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28		1,310	1,280	1,310	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.31%	S + 5.00%	05/01/31		10,562	10,467	10,457	(5) (6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31		2,764	1,092	1,075	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(14)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28		8,309	8,094	8,267	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28		1,445	931	956	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28		241	(6)	(1)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.80%	S + 4.50%	08/06/31		4,640	4,596	4,593	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		2,326	(11)	(23)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.79%	S + 4.50%	08/06/31		1,856	1,839	1,837	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		1,163	(11)	(12)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29		8,862	8,786	8,817	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29		1,722	419	419	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29		1,395	1,381	1,388	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		1,171	(7)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29		386	373	385	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		261	(1)	(1)	(5) (7) (8)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31		6,488	6,440	6,440	(5) (6)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		1,545	(6)	(6)	(5) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		515	(4)	(4)	(5) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		9,202	8,912	9,202	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29		6,720	3,507	3,493	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		2,896	2,815	2,896	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		2,553	(18)	(38)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29		1,680	1,107	1,104	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		1,287	1,251	1,287	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		515	(15)	—	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		284	(2)	(4)	(5) (7) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.07%	S + 4.75%	05/16/31		18,022	17,954	17,999	(5) (6) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31		4,342	4,304	4,299	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(5)	(6)	(5) (7) (8)
Eagle Family Foods Group Holdings, LLC	Food Products	9.29%	S + 5.00%	08/12/30		19,318	19,141	19,125	(5) (6) (7)
Eagle Family Foods Group Holdings, LLC	Food Products		S + 5.00%	08/12/30		2,255	(20)	(23)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		6,098	6,010	6,007	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		965	43	42	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.28%	E + 5.50%	11/28/31	EUR	11,492	12,299	12,177	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		5,768	(55)	(101)	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.94%	S + 5.50%	11/28/31		4,230	4,149	4,156	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.32%	S + 5.00%	08/07/31		3,498	3,464	3,445	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		534	(8)	(8)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.43%	S + 5.00%	08/07/31		334	288	287	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.17%	S + 6.75%	06/13/28		4,705	4,606	4,634	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		532	(10)	(8)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	$10,213	$10,118	$10,111	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	4,506	4,463	4,461	(5) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,358	(12)	(14)	(5) (7) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	9,295	9,216	9,202	(5) (6) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	1,705	536	529	(5) (7) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	341	65	65	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	11.69%	S + 7.25%	07/26/28	10,554	10,352	10,131	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	3,000	(30)	(120)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(16)	(51)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	15,106	14,966	14,955	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	6,366	1,516	1,486	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	1,180	367	366	(5) (7) (8)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	12,750	12,506	12,495	(5) (6) (7)
Ark Data Centers, LLC	IT Services	9.06%	S + 4.75%	11/27/30	7,500	152	75	(5) (7) (8)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	2,250	(42)	(45)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	6,227	6,126	6,164	(5) (6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	2,199	2,168	2,177	(5) (6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,631	(12)	(16)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,305	(20)	(13)	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31	13,098	9,002	9,008	(5) (6) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31	4,322	-	(19)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31	2,105	(4)	(3)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31	837	832	833	(5) (6)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29	15,258	15,119	15,105	(5) (6) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	4,695	(42)	(47)	(5) (7) (8)
US Signal Company, LLC	IT Services	9.91%	S + 5.50%	09/04/29	2,347	2,327	2,324	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/20/29	4,049	4,037	4,036	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29	458	(1)	(2)	(5) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29	388	(1)	(1)	(5) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29	317	(2)	(2)	(5) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	6,432	6,304	6,368	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	832	650	656	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	419	411	414	(5) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.04%	S + 4.75%	08/20/31	18,071	17,901	17,890	(5) (6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	3,076	(28)	(31)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	8,938	8,851	8,848	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.07%	S + 4.75%	12/26/31	2,292	251	241	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	1,146	314	314	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/02/30	5,743	5,598	5,685	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.04%	S + 5.75%	09/02/30	674	662	667	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	08/31/28	471	293	298	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	6,692	6,603	6,591	(5) (6) (7)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	551	268	267	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	9.05%	S + 4.75%	09/19/31	4,095	4,057	4,054	(5) (6) (7)
Westwood Professional Services Inc.	Professional Services	9.06%	S + 4.75%	09/19/31	1,192	240	234	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	617	(6)	(6)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.07%	S + 4.75%	08/29/31	5,872	5,817	5,813	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	$1,174	$(5)	$(12)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	734	(7)	(7)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30	2,905	2,846	2,890	(5) (6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30	190	189	189	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.80%	S + 4.50%	07/28/31	10,567	10,468	10,461	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	2,586	(12)	(26)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,256	(11)	(13)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	591	(5)	(6)	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	11.07%	S + 6.75%	11/08/30	7,262	7,105	7,080	(5) (6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(15)	(18)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software	9.07%	S + 4.75%	03/12/32	8,511	8,427	8,426	(5) (6)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,216	(6)	(12)	(5) (8)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	851	(8)	(4)	(5) (8)
Onyx CenterSource, Inc.	Software	9.71%	S + 5.25%	12/14/29	6,194	6,062	6,132	(5) (6) (7)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29	466	425	430	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.57%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	16,107	15,959	15,946	(5) (6) (7)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,582	(21)	(46)	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	1,833	(17)	(18)	(5) (7) (8)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	8,774	8,709	8,774	(5) (6) (7)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	1,226	1,153	1,162	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31	13,721	13,588	13,584	(5) (6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,409	(16)	(34)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,705	(16)	(17)	(5) (7) (8)
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29	7,741	7,561	7,664	(5) (6) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,438	(31)	(14)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32	14,595	14,451	14,449	(5) (6)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,081	(30)	(30)	(5) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	1,824	(18)	(18)	(5) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	8,516	8,438	8,430	(5) (6) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	4,658	2,402	2,388	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	1,089	(9)	(11)	(5) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27	2,839	2,795	2,818	(5) (6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	3,249	3,180	3,167	(5) (6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	2,569	1,773	1,757	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	12,828	12,663	12,059	(5) (6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.66%	S + 5.25%	12/31/29	1,494	369	299	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	897	94	47	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	13,925	13,903	13,855	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	979	(1)	(5)	(5) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	13,313	13,129	13,180	(5) (6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	7,431	5,511	5,528	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,487	(19)	(15)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						635,170	634,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 9.6%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	$6,255	$6,206	$6,193	(5) (6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	3,745	2,716	2,707	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	10,000	9,208	9,186	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	3,682	3,651	3,645	(5) (6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	2,305	550	546	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	3,143	3,117	3,111	(5) (6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	1,858	587	583	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.30%	S + 7.00%	08/24/28	6,222	6,158	6,160	(5) (6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.42%	S + 7.00%	08/24/28	3,778	1,786	1,784	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.17%	S + 3.75%	08/31/28	7,666	6,547	6,553	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						40,526	40,468
Total United States						$675,696	$675,265
Total Debt Investments						$675,696	$675,265

Investment (1)	Industry (2)			Initial Acquisition Date(13)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.5%
United States - 0.5%
Common Stock - 0.5%
VisionSafe Parent, LLC	Aerospace & Defense			04/19/24	255	$255	$293	(5) (7) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services			04/26/24	1,992,620	1,992	1,714	(5) (7) (10) (12)
Total Common Stock						2,247	2,007
Total United States						$2,247	$2,007
Total Equity Securities						2,247	2,007
Total Investments - 161.3%						$677,943	$677,272
Investments in Affiliated Money Market Fund - 3.7%
United States - 3.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares					15,568,517	$15,569	$15,569	(6) (14) (15)
Total Investments in Affiliated Money Market Fund						$15,569	$15,569
Total United States						$15,569	$15,569
Total Investments and Investments in Affiliated Money Market Fund - 165.0%						$693,512	$692,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, the rate for the 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.19%, 6 month E was 2.34%, 1 month B was 4.10% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.

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

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $22,721 or 3.2% of the Company’s total assets.

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

(13)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $2,007 or 0.5% of the Company's net assets. The initial acquisition dates have been included for such securities.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of March 31, 2025 is 4.25%.

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

Phillip Street Middle Market Lending Fund LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Phillip Street Middle Market Lending Fund LLC (the “Company”) is a Delaware limited liability company formed on July 13, 2022. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2022. The Company commenced operations on October 6, 2022. On November 2, 2022, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase units of the Company’s limited liability interest (“Units”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Prepayment premiums	$1	$2
Accelerated amortization of upfront loan origination fees and unamortized discounts	$31	$76

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

Certain investments may have contractual payment-in-kind ("PIK") interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of March 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $15,554 and $11,353, respectively. Foreign currency of $225 and $167 (acquisition cost of $230 and $174) is included in cash as of March 31, 2025 and December 31, 2024, respectively.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized appreciation (depreciation) from foreign currency translations in the Consolidated Statements of Operations.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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

The Company has a distribution reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a Unitholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the Unitholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional Units, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional Units. Unitholders who receive distributions in the form of additional Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, Unitholders receiving distributions in the form of Units will generally be treated as receiving distributions equal to the amount of cash that would have been received if the Unitholder had received the distribution in cash; however, since the cash distributions of participants in the plan will be reinvested, those Unitholders will not receive cash with which to pay any applicable taxes.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as "Total members' capital" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, Management Fees amounted to $1,333 and $572. As of March 31, 2025, $1,333 remained payable.

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

Pre-incentive fee net investment income means interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to State Street Bank and Trust Company under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding private equity securities (the “Preferred Units”), but excluding the Incentive Fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return to Unitholders the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

For the three months ended March 31, 2025 and 2024, the Company accrued Incentive Fees of $723 and $260, respectively. As of March 31, 2025, $723 remained payable in accordance with the terms of the Investment Advisory Agreement.

Administration and Custodian Fees

The Company has entered into an administration agreement (the "Administration Agreement") with State Street Bank and Trust Company ("the Administrator") under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company's Custodian.

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $156 and $85. As of March 31, 2025, $150 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $13 and $13, respectively. As of March 31, 2025, $19 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of March 31, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$82,317	$(75,977)	$—	$—	$15,569	$161
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,874	486	(20)	—	(288)	11,052	261
Total Non-Controlled Affiliates	$20,103	$82,803	$(75,997)	$—	$(288)	$26,621	$422
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,542	$508,196	$(508,509)	$—	$—	$9,229	$875
ABC Investment Holdco Inc. (dba ABC Plumbing)	$—	$11,187	$(284)	$—	$(29)	$10,874	$661
Total Non-Controlled Affiliates	$9,542	$519,383	$(508,793)	$—	$(29)	$20,103	$1,536

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $102 and $36, respectively, included within Professional fees payable and $37, and $26, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$635,170	$634,797	$562,624	$562,474
1st Lien/Last-Out Unitranche	40,526	40,468	39,671	39,636
Common Stock	2,247	2,007	2,247	2,309
Total investments	$677,943	$677,272	$604,542	$604,419

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	15.2%	24.5%	13.3%	19.8%
Commercial Services & Supplies	9.3	14.9	8.0	12.1
Diversified Consumer Services	9.1	14.7	9.1	13.7
Financial Services	8.5	13.7	7.7	11.6
IT Services	7.7	12.4	7.4	11.1
Trading Companies & Distributors	7.4	11.9	7.4	11.1
Wireless Telecommunication Services	6.0	9.6	6.6	9.9
Construction & Engineering	5.8	9.3	5.8	8.7
Machinery	4.0	6.5	4.6	7.0
Food Products	3.7	6.0	4.2	6.3
Hotels, Restaurants & Leisure	2.9	4.7	3.2	4.9
Containers & Packaging	2.9	4.7	3.2	4.9
Insurance	2.5	4.0	2.7	4.1
Health Care Equipment & Supplies	2.4	3.9	2.6	3.9
Health Care Technology	2.2	3.5	2.4	3.6
Professional Services	1.6	2.6	1.9	2.8
Specialty Retail	1.6	2.6	1.7	2.5
Health Care Providers & Services	1.2	2.0	1.4	2.1
Leisure Products	1.1	1.8	1.2	1.9
Media	1.0	1.6	1.1	1.6
Electrical Equipment	0.9	1.5	1.1	1.6
Chemicals	0.7	1.2	0.8	1.2
Distributors	0.7	1.2	0.8	1.2
Consumer Staples Distribution & Retail	0.7	1.0	0.7	1.1
Aerospace & Defense	0.5	0.8	0.6	0.9
Textiles, Apparel & Luxury Goods	0.4	0.7	0.5	0.7
Total	100.0%	161.3%	100.0%	150.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$540,719	Discounted cash flows	Discount Rate	8.3% - 12.7%	9.5%
1st Lien/Last-Out Unitranche	40,468	Discounted cash flows	Discount Rate	8.5% - 11.2%	10.3%
Equity
Common Stock	$2,007	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$416,612	Discounted cash flows	Discount Rate	8.6% - 12.5%	9.9%
1st Lien/Last-Out Unitranche	39,636	Discounted cash flows	Discount Rate	8.8% - 11.4%	10.5%
Equity
Common Stock	$2,309	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x

(1)
As of March 31, 2025, included within Level 3 Assets of $649,454 is an amount of $66,260 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $581,187, or 89.8%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$27,818	$606,979	$634,797	$—	$27,227	$535,247	$562,474
1st Lien/Last-Out Unitranche	—	—	40,468	40,468	—	—	39,636	39,636
Common Stock	—	—	2,007	2,007	—	—	2,309	2,309
Investments in Affiliated Money Market Fund	15,569	—	—	15,569	9,229	—	—	9,229
Total	$15,569	$27,818	$649,454	$692,841	$9,229	$27,227	$577,192	$613,648

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$535,247	$74,352	$—	$(171)	$(2,834)	$385	$—	$—	$606,979	$(207)
1st Lien/Last-Out Unitranche	39,636	831	—	(24)	—	25	—	—	40,468	(24)
Common Stock	2,309	—	—	(302)	—	—	—	—	2,007	(302)
Total assets	$577,192	$75,183	$—	$(497)	$(2,834)	$410	$—	$—	$649,454	$(533)
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$149,830	$16,132	$—	$974	$(2,738)	$225	$—	$—	$164,423	$990
1st Lien/Last-Out Unitranche	27,588	6,419	—	(20)	—	20	—	—	34,007	(20)
Total assets	$177,418	$22,551	$—	$954	$(2,738)	$245	$—	$—	$198,430	$970

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 244% and 283%.

The Company's outstanding debt was as follows:

	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$500,000	$208,900	$291,100	$500,000	$279,900	$220,100
Total debt	$500,000	$208,900	$291,100	$500,000	$279,900	$220,100

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 and for the year ended December 31, 2024 was 6.61% and 7.94%, respectively. The average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 and the year ended December 31, 2024 was $254,133 and $104,372, respectively.

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

The Credit Facility is drawable in U.S. dollars. As of March 31, 2025, the total commitments under the Credit Facility were $500,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of March 31, 2025, SPV and the Company were in compliance with these covenants.

Costs of 7,445 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $5,538 and $5,816.

The following table presents the summary information of the Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$4,142	$519
Facility fees	472	582
Amortization of financing costs	289	309
Total	$4,903	$1,410
Weighted average interest rate	6.61%	8.45%
Average outstanding balance	$254,133	$24,765

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$367,500	51%	$750,010	$367,500	51%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,491	$2,967
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,726	2,465
AI Titan Parent, Inc. (dba Prometheus)	1,908	1,908
AQ Sunshine, Inc. (dba Relation Insurance)	5,619	6,039
Ark Data Centers, LLC	9,525	9,751
Arrow Buyer, Inc. (dba Archer Technologies)	487	487
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
ASM Buyer, Inc.	1,553	2,100
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buffalo Merger Sub, LLC (dba Oliver Packaging)	2,323	2,323
Celero Commerce LLC	2,060	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	3,313	3,932
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	2,820	2,751
Circustrix Holdings, LLC (dba SkyZone)	167	167
Coding Solutions Acquisition, Inc. (dba CorroHealth)	576	576
Crewline Buyer, Inc. (dba New Relic)	725	725
DFS Holding Company, Inc.	—	648
Eagle Family Foods Group Holdings, LLC	2,255	2,255
Easy Mile Fitness, LLC	1,432	1,841
Engage2Excel, Inc.	275	165
Formulations Parent Corporation (dba Chase Corp)	835	835
Frontline Road Safety, LLC	6,249	—
Fullsteam Operations LLC	7,029	10,654
Geotechnical Merger Sub, Inc.	6,074	6,902
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,935	2,935
Hamilton Thorne, Inc.	5,768	5,768
Harrington Industrial Plastics, LLC	748	748
HealthEdge Software, Inc.	1,358	1,358
Highfive Dental Holdco, LLC	532	532
KPA Parent Holdings, Inc.	2,067	—
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
NCWS Intermediate, Inc. (dba National Carwash Solutions)	1,902	2,082
Onyx CenterSource, Inc.	31	310
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
PT Intermediate Holdings III, LLC (dba Parts Town)	979	979
QBS Parent, Inc. (dba Quorum Software)	10,454	955
Recorded Books Inc. (dba RBMedia)	168	471
Rock Star Mergersub LLC (dba Triumvirate Environmental)	3,552	3,578
Rocky Debt Merger Sub, LLC (dba NContracts)	6,415	6,415
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,849	3,181
Rubrik, Inc.	64	64
Runway Bidco, LLC (dba Redwood Software)	5,114	5,114
Singlewire Software, LLC	1,438	1,438
Sonar Acquisitionco, Inc. (dba SimPRO)	4,906	4,906
Splash Car Wash, Inc.	3,348	—
Spotless Brands, LLC	4,654	5,651
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,277	3,498
Superior Environmental Solutions	3,701	3,701
Superman Holdings, LLC (dba Foundation Software)	3,957	7,112
TM Restaurant Group LLC	4,286	4,286
Tropical Bidco, LLC (dba Tropical Cheese)	909	804
Trystar, LLC	3,488	3,488
United Flow Technologies Intermediate Holdco II, LLC	3,316	8,193
US Signal Company, LLC	4,695	7,043
USA DeBusk, LLC	1,073	1,257
Valet Waste Holdings, Inc. (dba Valet Living)	1,786	1,739
Vamos Bidco, Inc. (dba VIP)	7,906	-
VASA Fitness Buyer, Inc.	722	722
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	1,164	—
Westwood Professional Services Inc.	1,563	1,563
Total 1st Lien/Senior Secured Debt	$170,732	$158,547

\

	Unfunded Commitment Balances
1st Lien/Last-Out Unitranche	March 31, 2025	December 31, 2024
EIP Consolidated, LLC (dba Everest Infrastructure)	$1,000	$1,000
K2 Towers III, LLC	714	714
Skyway Towers Intermediate LLC	1,736	1,886
Tarpon Towers II LLC	1,256	1,438
Thor FinanceCo LLC (dba Harmoni Towers)	1,956	2,289
Towerco IV Holdings, LLC	1,036	1,203
Total 1st Lien/Last-Out Unitranche	$7,698	$8,530
Total	$178,430	$167,077

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(2)	190,814

(1)
$0.04 is considered a capital gain distribution.
(2)
$0.05 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in Members' Capital from operations	$8,692	$4,634
Weighted average units outstanding	20,586,967	8,930,264
Basic and diluted earnings (loss) per units	$0.42	$0.52

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
Members' Capital, beginning of period	$19.84	$19.61
Net investment income (loss)	0.45	0.41
Net realized and unrealized gains (losses)(2)	(0.03)	0.10
Net increase (decrease) in Members' Capital from operations(2)	$0.42	$0.51
Distributions from net investment income	—	—
Total increase (decrease) in Members' Capital	$0.42	$0.51
Members' Capital, end of period	$20.26	$20.12
Units outstanding, end of period	20,729,057	9,010,815
Weighted average units outstanding	20,586,967	8,930,264
Total return based on Members' Capital (3)	2.12%	2.60%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$419,987	$181,338
Ratio of net expenses to average Members' Capital	7.36%	5.84%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.83%	2.05%
Ratio of interest and other debt expenses to average Members' Capital	4.82%	3.20%
Ratio of incentive fees to average Members' Capital	0.71%	0.59%
Ratio of total expenses to average Members' Capital	7.36%	5.84%
Ratio of net investment income to average Members' Capital	9.08%	8.34%
Portfolio turnover	—%	1%

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

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a more streamlined co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through March 31, 2025, we originated approximately $947.9 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$635.16	$634.79	$562.62	$562.47
First Lien/Last-Out Unitranche	40.53	40.47	39.67	39.64
Common Stock	2.25	2.01	2.25	2.31
Total investments	$677.94	$677.27	$604.54	$604.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.0%	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	10.9%	11.0%	11.1%	11.1%
Common Stock(4)	—	—	—	—
Total Portfolio	10.0%	10.0%	10.2%	10.2%

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

As of March 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 10.0% and 10.0%, as compared to 10.2% and 10.2%, as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
Number of portfolio companies	69		65
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.5	x	5.4	x
Weighted average interest coverage(3)	2.1	x	2.1	x
Median EBITDA(3)	$73.00 million		$76.31 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.2% and 11.8% of total debt investments at fair value, respectively.

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

	As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$4.96	0.7%	$—	—%
Grade 2	672.31	99.3	604.42	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$677.27	100.0%	$604.42	100.0%

The increase in investments with a Grade 1 investment performance rating was driven by an investment with an aggregate fair value of $4.96 million being upgraded to Grade 1 from a Grade 2 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$677.94	100.0%	$604.54	100.0%
Non-accrual	—	—	—	—
Total Investments	$677.94	100.0%	$604.54	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$87.22	$51.34
First Lien/Last-Out Unitranche	—	4.95
Common Stock	—	—
Total	$87.22	$56.29
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$2.39	$2.74
Total	$2.39	$2.74
Net increase in portfolio	$84.83	$53.55
Number of new portfolio companies with new investment commitments	6	5
Total new investment commitment amount in new portfolio companies	$75.19	$46.51
Average new investment commitment amount in new portfolio companies	12.5	9.3
Number of existing portfolio companies with new investment commitments	3	2
Total new investment commitment amount in existing portfolio companies	$12.03	$9.78
Weighted average remaining term for new investment commitments (in years)(2)	6.5	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.3%	11.4%
Weighted average yield on new investment commitments(5)	9.3%	11.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.3%	11.9%
Weighted average yield on investments sold or repaid(7)	9.3%	11.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
	($ in millions)
Total investment income	$16.73		$6.26
Net expenses	(7.49)		(2.58)
Net investment income (loss)	9.24		3.68
Net realized gain (loss) on investments	—	(1)	—
Net unrealized appreciation (depreciation) on investments	(0.54)		0.95
Net realized and unrealized gain (losses) on translations and transactions	—		—
Net realized and unrealized gains (losses)	(0.54)		0.95
Net increase (decrease) in net assets from operations	$8.70		$4.63

(1) Amount rounds to less than 0.1.

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest	$16.27	$6.04
Dividend income	0.16	0.09
Other income	0.30	0.13
Total investment income	$16.73	$6.26

Investment income for the three months ended March 31, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest and other debt expenses	$4.90	$1.41
Incentive fees	0.72	0.26
Management fees	1.33	0.57
Directors’ fees	0.06	0.03
Professional fees	0.16	0.11
Other general and administrative expenses	0.32	0.20
Total expenses	$7.49	$2.58

In the table above:

•
Interest and other debt expenses increased from $1.41 million for the three months ended March 31, 2024 to $4.90 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the period.
•
Incentive Fees increased from $0.26 million for the three months ended March 31, 2024 to $0.72 million for the three months ended March 31, 2025. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees increased from $0.57 million for the three months ended March 31, 2024 to $1.33 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in members' capital.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Unrealized appreciation	$3.25	$1.47
Unrealized depreciation	(3.79)	$(0.52)
Net change in unrealized appreciation (depreciation) on investments	$(0.54)	$0.95

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2025
($ in millions)
Portfolio company:
NCWS Intermediate, Inc. (dba National Carwash Solutions)	$(0.80)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	(0.41)
TM Restaurant Group LLC	(0.39)
Sonar Acquisitionco, Inc. (dba SimPRO)	(0.26)
Formulations Parent Corporation (dba Chase Corp)	(0.22)
Other, net (1)	(0.19)
Superior Environmental Solutions	0.21
Spotless Brands, LLC	0.22
Runway Bidco, LLC (dba Redwood Software)	0.22
Fullsteam Operations LLC	0.38
K2 Towers III, LLC	0.70
Total	$(0.54)

(1) For the three months ended March 31, 2025, Other, net includes gross unrealized appreciation of $1.52 million and gross unrealized depreciation of $(1.71) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 244% and 283%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$367.50	51%	$750.01	$367.50	51%

We did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$291.10	$—	$—	$291.10	$—

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

The Credit Facility is drawable in U.S. dollars. As of March 31, 2025, the total commitments under the Credit Facility were $500 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1 billion. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$170.73	$158.55
First Lien/Last-Out Unitranche	7.70	8.53
Total	$178.43	$167.08

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a more streamlined co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity” in our consolidated financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

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

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$16.43	$(8.13)	$8.30
Up 200 basis points	10.96	(5.42)	5.54
Up 100 basis points	5.48	(2.71)	2.77
Up 75 basis points	4.11	(2.03)	2.08
Up 50 basis points	2.74	(1.35)	1.39
Up 25 basis points	1.37	(0.68)	0.69
Down 25 basis points	(1.37)	0.68	(0.69)
Down 50 basis points	(2.74)	1.35	(1.39)
Down 75 basis points	(4.11)	2.03	(2.08)
Down 100 basis points	(5.48)	2.71	(2.77)
Down 200 basis points	(10.92)	5.42	(5.50)
Down 300 basis points	(16.27)	8.13	(8.14)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: May 13, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)