Form 10-Q
period 2025-06-30
Phillip Street Middle Market Lending Fund LLC
filed 2025-08-12
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 21,699,483 limited liability company common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $699,825 and $593,640)	$699,327	$593,545
Non-controlled affiliated investments (cost of $11,275 and $10,902)	10,726	10,874
Total investments, at fair value (cost of $711,100 and $604,542)	$710,053	$604,419
Investments in affiliated money market fund (cost of $13,923 and $9,229)	13,923	9,229
Cash	16,858	11,353
Interest and dividends receivable	3,921	4,261
Deferred financing costs	5,312	5,816
Other assets	162	2,648
Total assets	$750,229	$637,726
Liabilities
Debt	$312,100	$220,100
Interest and other debt expenses payable	5,483	3,737
Management fees payable	1,379	1,245
Incentive fees payable	834	676
Distribution payable	—	9,123
Professional fees payable	152	192
Accrued expenses and other liabilities	550	419
Total liabilities	$320,498	$235,492
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (21,218,251 and 20,272,339 units issued and outstanding as of June 30, 2025 and December 31, 2024)	420,804	401,831
Distributable earnings (loss)	8,927	403
Total members' capital	$429,731	$402,234
Total liabilities and members' capital	$750,229	$637,726
Net asset value per unit	$20.25	$19.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,883	$7,614	$33,897	$13,655
Other income	356	129	651	252
From non-controlled affiliated investments:
Interest income	261	162	519	162
Dividend income	137	169	298	263
Other income	3	4	6	4
Total investment income	$18,640	$8,078	$35,371	$14,336
Expenses:
Interest and other debt expenses	$5,736	$2,382	$10,639	$3,792
Incentive fees	834	228	1,557	488
Management fees	1,379	690	2,712	1,262
Directors’ fees	60	34	119	66
Professional fees	185	171	345	284
Other general and administrative expenses	347	216	662	407
Total expenses	$8,541	$3,721	$16,034	$6,299
Net investment income (loss)	$10,099	$4,357	$19,337	$8,037
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$3	$(1)	$3	$(1)
Foreign currency transactions	23	—	23	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(143)	104	(403)	1,058
Non-controlled affiliated investments	(233)	(7)	(521)	(7)
Foreign currency translations	34	—	36	—
Net realized and unrealized gains (losses)	$(316)	$96	$(862)	$1,050
Net increase (decrease) in members' capital from operations	$9,783	$4,453	$18,475	$9,087
Weighted average units outstanding	21,062,354	9,905,503	20,825,974	9,417,884
Basic and diluted net investment income (loss) per unit	$0.48	$0.44	$0.93	$0.85
Basic and diluted earnings (loss) per unit	$0.46	$0.45	$0.89	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Members' capital at beginning of period	$419,987	$181,338	$402,234	$171,570
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$10,099	$4,357	$19,337	$8,037
Net realized gain (loss)	26	(1)	26	(1)
Net change in unrealized appreciation (depreciation)	(342)	97	(888)	1,051
Net increase (decrease) in members' capital from operations	$9,783	$4,453	$18,475	$9,087
Distributions to members from:
Distributable earnings	$(9,950)	$(3,842)	$(9,950)	$(3,842)
Total distributions to members	$(9,950)	$(3,842)	$(9,950)	$(3,842)
Capital transactions:
Issuance of common units	$—	$60,000	$—	$60,000
Reinvestment of common unit distributions	$9,911	$3,839	18,972	8,973
Net increase (decrease) in members' capital from capital transactions	$9,911	$63,839	$18,972	$68,973
Total increase (decrease) in members' capital	$9,744	$64,450	$27,497	$74,218
Members' capital at end of period	$429,731	$245,788	$429,731	$245,788
Distributions recorded per unit	$0.48	$0.43	$0.48	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$18,475	$9,087
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(144,052)	(138,605)
Payment-in-kind interest capitalized	(741)	(60)
Investments in affiliated money market fund, net	(4,694)	(20,878)
Proceeds from sales of investments and principal repayments	39,396	5,008
Net realized (gain) loss on investments	(3)	1
Net change in unrealized (appreciation) depreciation on investments	924	(1,051)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(36)	—
Amortization of premium and accretion of discount, net	(1,158)	(465)
Amortization of deferred financing costs	592	521
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	340	(967)
(Increase) decrease in other assets	2,486	(155)
Increase (decrease) in interest and other debt expenses payable	1,746	1,265
Increase (decrease) in professional fees payable	(40)	(83)
Increase (decrease) in management fees payable	134	199
Increase (decrease) in incentive fees payable	158	22
Increase (decrease) in accrued expenses and other liabilities	131	176
Net cash provided by (used for) operating activities	$(86,342)	$(145,985)
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$60,000
Distributions paid	(101)	(31)
Financing costs paid	(88)	(636)
Borrowings on debt	104,000	95,600
Repayments of debt	(12,000)	—
Net cash provided by (used for) financing activities	$91,811	$154,933
Net increase (decrease) in cash	$5,469	8,948
Effect of foreign exchange rate changes on cash and cash equivalents	36	—
Cash, beginning of period	11,353	5,789
Cash, end of period	$16,858	$14,737
Supplemental and non-cash activities
Interest expense paid	$7,619	$885
Reinvestment of common unit distributions	$18,972	$8,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 164.8%
United States - 164.8%
1st Lien/Senior Secured Debt - 154.9%
VisionSafe Holdings, Inc.	Aerospace & Defense	9.82%	S + 5.50%	04/19/30		$3,372	$3,315	$3,305	(5) (6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30		509	(8)	(10)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		5,941	—	—	(5) (6) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		1,819	—	—	(5) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		909	—	—	(5) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		5,434	5,333	5,407	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.18%	S + 5.75%	08/01/29		3,012	2,971	2,914	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.18%	S + 5.75%	08/01/29		2,562	138	73	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		1,651	1,616	1,643	(5) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		1,470	433	449	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		819	803	815	(5) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29		273	267	272	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		13,680	13,549	13,543	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		6,605	4,441	4,429	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		2,325	486	485	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.82%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		12,954	12,637	12,792	(5) (6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30		1,500	575	581	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31		750	(6)	(9)	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.05%	S + 4.75%	12/15/31		8,132	8,055	8,051	(5) (6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		2,602	(12)	(26)	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.03%	S + 4.75%	12/15/31		1,106	146	145	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.53%	S + 5.25%	04/30/31		2,950	2,911	2,935	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.57%	S + 5.25%	04/30/31		1,092	148	151	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.58%	S + 5.25%	04/30/30		410	173	176	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29		12,453	12,384	12,266	(5) (6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29		1,321	694	681	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		1,100	(6)	(16)	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.85%	S + 4.75%	10/15/31		14,908	14,770	14,684	(5) (6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	9.04%	S + 4.75%	10/15/31		5,521	2,338	2,291	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	9.08%	S + 4.75%	10/15/31		2,071	671	659	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.07%	S + 4.75%	10/24/30		5,660	1,289	1,264	(5) (7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.41%	B + 4.75%	10/24/30	AUD	5,600	3,684	3,649	(5) (6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 4.75%	10/24/30		566	(5)	(6)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		15,066	14,997	14,990	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		4,913	3,120	3,114	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(10)	(11)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30		4,422	4,331	4,322	(5) (6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(9)	(12)	(5) (7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.51%	S + 5.25%	11/01/30		19,877	19,602	19,529	(5) (6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(31)	(41)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.33%	S + 7.00%	01/31/29		4,679	4,584	4,492	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	11.33%	S + 7.00%	01/31/29		343	336	329	(5) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		7,719	7,595	7,526	(5) (6) (7) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.29%	S + 6.00%	04/26/29	$3,610	$1,345	$1,310	(5) (7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29	722	342	336	(5) (7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31	7,556	7,520	7,518	(5) (6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	4,306	(22)	(21)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31	1,510	264	277	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.32%	S + 5.00%	06/06/31	832	97	100	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	6,011	5,969	5,966	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	1,897	(8)	(14)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,116	(8)	(8)	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.77%	S + 5.50%	07/25/28	12,427	8,517	8,511	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	8,428	8,256	8,428	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	1,307	1,279	1,307	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.28%	S + 5.00%	05/01/31	10,536	10,444	10,430	(5) (6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.29%	S + 5.00%	05/01/31	2,761	1,090	1,072	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(13)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	8,288	8,087	8,246	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	1,445	933	956	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	241	(5)	(1)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.78%	S + 4.50%	08/06/31	4,628	4,586	4,570	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	2,326	(10)	(29)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.78%	S + 4.50%	08/06/31	1,851	1,834	1,828	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	1,163	(10)	(14)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	8,839	8,767	8,795	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.31%	S + 5.00%	12/06/29	1,720	761	763	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	1,391	1,378	1,384	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,171	(6)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.32%	S + 5.00%	12/06/29	385	373	384	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	261	(1)	(1)	(5) (7) (8)
Celero Commerce LLC	Financial Services	9.28%	S + 5.00%	02/28/31	6,488	6,442	6,440	(5) (6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	1,545	(5)	(12)	(5) (7) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	515	(4)	(4)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	9,202	8,924	9,202	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29	6,720	4,065	4,050	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	2,896	2,818	2,896	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	2,553	(17)	(38)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29	1,680	1,654	1,655	(5) (7)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	1,287	1,252	1,287	(5) (7)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	515	243	257	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	11.48%	S + 8.25%	11/27/29	284	89	87	(5) (7) (8)
Priority Holdings, LLC (dba Priority Payment)	Financial Services	9.08%	S + 4.75%	05/16/31	18,430	18,363	18,449	(5) (6) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31	4,331	4,294	4,277	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	625	(5)	(8)	(5) (7) (8)
Eagle Family Foods Group LLC	Food Products	9.01%	S + 5.00%	08/12/30	19,268	19,098	18,979	(5) (6) (7)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30	2,255	(19)	(34)	(5) (7) (8)
Rubix Foods, LLC	Food Products	9.08%	S + 4.75%	04/30/31	10,957	10,850	10,847	(5) (6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		$846	$(8)	$(8)	(5) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		6,083	5,998	5,992	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		965	(13)	(14)	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.60%	E + 5.50%	11/28/31	EUR	11,492	12,307	13,232	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.59%	E + 5.50%	11/28/31		5,768	4,215	4,139	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.77%	S + 5.50%	11/28/31		4,230	4,151	4,135	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		28	—	(1)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31		3,614	3,580	3,578	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		409	(7)	(4)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		334	(4)	(3)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.18%	S + 6.75%	06/13/28		4,693	4,600	4,611	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		532	(10)	(9)	(5) (7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.58%	S + 4.25%	05/19/32		4,813	4,790	4,789	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32		2,533	—	—	(5) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32		1,013	(5)	(5)	(5) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29		9,295	9,220	9,179	(5) (6) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29		1,705	537	524	(5) (7) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29		341	66	64	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.24%	S + 5.00%	04/14/31		4,563	4,508	4,506	(5) (6)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31		1,053	(6)	(7)	(5) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31		527	(6)	(7)	(5) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	11.69%	S + 7.25%	07/26/28		10,527	10,339	9,816	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		3,000	(28)	(202)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		1,286	(14)	(87)	(5) (7) (8)
CURiO Brands LLC	Household Products	9.55%	S + 5.25%	04/02/31		4,599	4,555	4,553	(5) (6)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31		748	(4)	(4)	(5) (8)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31		374	(4)	(4)	(5) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31		15,068	14,932	14,918	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31		6,362	2,310	2,285	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30		1,180	367	366	(5) (7) (8)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30		12,750	12,515	12,463	(5) (6) (7)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30		7,500	526	431	(5) (7) (8)
Ark Data Centers, LLC	IT Services	11.25%	P + 3.75%	11/27/30		2,250	34	24	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29		6,211	6,115	6,180	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29		2,194	2,164	2,183	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29		1,631	(12)	(8)	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29		1,305	(19)	(6)	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.80%	S + 4.50%	06/03/32		13,935	13,868	13,865	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32		4,322	—	(22)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32		1,150	(6)	(6)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31		955	(4)	(5)	(5) (8)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29		15,258	15,126	15,105	(5) (6) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29		4,695	(39)	(47)	(5) (7) (8)
US Signal Company, LLC	IT Services	9.90%	S + 5.50%	09/04/29		2,347	567	563	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29		4,038	4,027	4,018	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29		458	(1)	(2)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	$387	$382	$385	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	317	314	315	(5) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.83%	S + 6.50%	07/18/28	6,416	6,296	6,336	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	831	815	820	(5) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	419	(7)	(5)	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.30%	S + 5.00%	06/30/32	6,100	6,039	6,039	(5) (6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(6)	(6)	(5) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	934	(9)	(9)	(5) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.03%	S + 4.75%	08/20/31	18,071	17,906	17,845	(5) (6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	3,076	(26)	(38)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	8,915	8,831	8,826	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.06%	S + 4.75%	12/26/31	2,290	556	546	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	1,146	544	543	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.08%	S + 5.75%	09/03/30	5,728	5,592	5,671	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.03%	S + 5.75%	09/03/30	672	661	666	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28	471	(9)	(5)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	6,673	6,589	6,540	(5) (6) (7)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	551	269	264	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	9.05%	S + 4.75%	09/19/31	4,085	4,047	4,024	(5) (6) (7)
Westwood Professional Services Inc.	Professional Services	9.08%	S + 4.75%	09/19/31	1,191	397	386	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	617	(5)	(9)	(5) (7) (8)
Accommodations Plus Technologies LLC	Software	8.83%	S + 4.50%	05/28/32	6,495	6,431	6,430	(5) (6)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	999	(10)	(10)	(5) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.83%	S + 4.50%	08/29/31	5,872	5,819	5,814	(5) (6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	1,174	(5)	(12)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	734	(6)	(7)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	2,898	2,841	2,883	(5) (6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	190	188	189	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	184	180	183	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.55%	S + 4.25%	07/28/31	10,567	10,471	10,514	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/28/31	2,586	(11)	(13)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	1,256	(11)	(6)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	591	(5)	(3)	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	2,236	2,219	2,218	(5) (6)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	328	(1)	(1)	(5) (8)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	164	34	34	(5) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	11.08%	S + 6.75%	11/08/30	7,262	7,110	7,189	(5) (6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(14)	(7)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software	9.08%	S + 4.75%	03/12/32	8,511	8,429	8,426	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,216	(6)	(12)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	851	(8)	(8)	(5) (7) (8)
NC Topco, LLC (dba NContracts)	Software	8.83%	S + 4.50%	09/01/31	16,141	15,997	15,980	(5) (6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	4,582	(20)	(46)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	1,833	$(16)	$(18)	(5) (7) (8)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29	6,179	6,052	6,086	(5) (6) (7)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29	466	425	428	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31	13,687	13,558	13,584	(5) (6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,409	(16)	(26)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,705	(16)	(13)	(5) (7) (8)
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29	7,717	7,546	7,640	(5) (6) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,438	(29)	(14)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32	14,595	14,455	14,449	(5) (6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,081	(29)	(61)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	1,824	(17)	(18)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	8,494	8,419	8,494	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	8,237	(20)	(41)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	4,651	2,896	2,930	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	1,089	(9)	—	(5) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27	2,831	2,792	2,796	(5) (6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	3,240	3,174	3,143	(5) (6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	2,565	1,771	1,739	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	12,901	12,743	12,095	(5) (6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.55%	S + 5.25%	12/31/29	1,494	370	295	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	898	95	45	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	13,986	13,966	13,776	(5) (6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	979	(1)	(15)	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	13,280	13,102	13,114	(5) (6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.57%	S + 5.25%	06/23/31	7,417	7,277	7,286	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,487	(19)	(19)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						666,600	665,844
1st Lien/Last-Out Unitranche (11) - 9.9%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	6,255	$6,209	$6,224	(5) (6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	3,745	3,301	3,309	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	10,000	9,676	9,699	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	3,682	3,653	3,664	(5) (6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	2,305	701	707	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	3,143	3,118	3,127	(5) (6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	1,858	613	617	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.38%	S + 7.00%	08/24/28	6,222	6,162	6,191	(5) (6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	3,778	2,166	2,181	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.14%	S + 3.75%	08/31/28	7,666	6,653	6,692	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						42,252	42,411
Total United States						$708,852	$708,255
Total Debt Investments						$708,852	$708,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry (2)	Initial Acquisition Date(12)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.4%
United States - 0.4%
Common Stock - 0.4%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$244	(5) (7) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,554	(5) (7) (10) (13)
Total Common Stock				2,248	1,798
Total United States				$2,248	$1,798
Total Equity Securities				$2,248	$1,798
Total Investments - 165.2%				$711,100	$710,053
Investments in Affiliated Money Market Fund - 3.3%
United States - 3.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares			13,922,817	$13,923	$13,923	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				13,923	13,923
Total United States				$13,923	$13,923
Total Investments and Investments in Affiliated Money Market Fund - 168.5%				$725,023	$723,976

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2025, the rate for the 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.15%, 6 month E was 2.05%, 1 month B was 3.61%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.

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

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $23,356 or 3.1% of the Company’s total assets.

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

(12)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $1,798 or 0.4% of the Company's net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of June 30, 2025 is 4.21%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Prepayment premiums	$99	$—	$100	$2
Accelerated amortization of upfront loan origination fees and unamortized discounts	$329	$17	$360	$93

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of June 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $16,858 and $11,353, respectively. Foreign currency of $941 and $167 (acquisition cost of $912 and $174) is included in cash as of June 30, 2025 and December 31, 2024, respectively.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties in expenses in the Consolidated Statements of Operations.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $1,379 and $2,712. As of June 30, 2025, $1,379 remained payable. For the three and six months ended June 30, 2024, Management Fees amounted to $690 and $1,262, respectively.

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

Pre-incentive fee net investment income means interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to State Street Bank and Trust Company under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding private equity securities, but excluding the Incentive Fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return to Unitholders the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

For the three and six months ended June 30, 2025, the Company accrued Incentive Fees of $834 and $1,557, respectively. As of June 30, 2025, $834 remained payable. For the three and six months ended June 30, 2024, the Company accrued Incentive Fees of $228 and $488, respectively.

Administration and Custodian Fees

The Company has entered into an administration agreement (the "Administration Agreement") with State Street Bank and Trust Company (the "Administrator") under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company's Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $167 and $323. As of June 30, 2025, $157 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $91 and $176, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $12 and $25. As of June 30, 2025, $22 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26, respectively.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of June 30, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$168,355	$(163,661)	$—	$—	$13,923	$298
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,874	555	(182)	—	(521)	10,726	525
Total Non-Controlled Affiliates	$20,103	$168,910	$(163,843)	$—	$(521)	$24,649	$823
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,542	$508,196	$(508,509)	$—	$—	$9,229	$875
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,187	(284)	—	(29)	10,874	661
Total Non-Controlled Affiliates	$9,542	$519,383	$(508,793)	$—	$(29)	$20,103	$1,536

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $57 and $36, respectively, included within Professional fees payable and $0 and $26, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts” which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$666,600	$665,844	$562,624	$562,474
1st Lien/Last-Out Unitranche	42,252	42,411	39,671	39,636
Common Stock	2,248	1,798	2,247	2,309
Total investments	$711,100	$710,053	$604,542	$604,419

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	14.3%	23.7%	13.3%	19.8%
Commercial Services & Supplies	9.5	15.8	8.0	12.1
Diversified Consumer Services	8.9	14.8	9.1	13.7
Financial Services	8.4	13.9	7.7	11.6
IT Services	7.8	12.9	7.4	11.1
Trading Companies & Distributors	7.2	12.0	7.4	11.1
Wireless Telecommunication Services	6.0	9.9	6.6	9.9
Construction & Engineering	5.7	9.5	5.8	8.7
Food Products	5.0	8.3	4.2	6.3
Machinery	4.8	7.9	4.6	7.0
Hotels, Restaurants & Leisure	3.3	5.5	3.2	4.9
Health Care Equipment & Supplies	3.0	5.0	2.6	3.9
Containers & Packaging	2.7	4.5	3.2	4.9
Insurance	2.5	4.1	2.7	4.1
Specialty Retail	1.6	2.6	1.7	2.5
Professional Services	1.6	2.5	1.9	2.8
Health Care Providers & Services	1.2	1.9	1.4	2.1
Leisure Products	1.0	1.7	1.2	1.9
Electrical Equipment	0.9	1.5	1.1	1.6
Media	0.9	1.5	1.1	1.6
Distributors	0.7	1.1	0.8	1.2
Health Care Technology	0.8	1.1	2.4	3.6
Household Products	0.6	1.1	—	—
Consumer Staples Distribution & Retail	0.7	1.0	0.7	1.1
Aerospace & Defense	0.5	0.7	0.6	0.9
Textiles, Apparel & Luxury Goods	0.4	0.7	0.5	0.7
Chemicals	—	—	0.8	1.2
Total	100.0%	165.2%	100.0%	150.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$594,208	Discounted cash flows	Discount Rate	8.3% - 13.9%	9.6%
1st Lien/Last-Out Unitranche	42,411	Discounted cash flows	Discount Rate	8.3% - 10.9%	10.1%
Equity
Common Stock	$1,798	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$416,612	Discounted cash flows	Discount Rate	8.6% - 12.5%	9.9%
1st Lien/Last-Out Unitranche	39,636	Discounted cash flows	Discount Rate	8.8% - 11.4%	10.5%
Equity
Common Stock	$2,309	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x

(1)
As of June 30, 2025, included within Level 3 Assets of $691,604 is an amount of $53,187 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $636,619, or 92.3%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,449	$647,395	$665,844	$—	$27,227	$535,247	$562,474
1st Lien/Last-Out Unitranche	—	—	42,411	42,411	—	—	39,636	39,636
Common Stock	—	—	1,798	1,798	—	—	2,309	2,309
Investments in Affiliated Money Market Fund	13,923	—	—	13,923	9,229	—	—	9,229
Total	$13,923	$18,449	$691,604	$723,976	$9,229	$27,227	$577,192	$613,648

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$535,247	$141,869	$3	$(628)	$(39,203)	$1,101	$9,006	$—	$647,395	$(1,216)
1st Lien/Last-Out Unitranche	39,636	2,531	—	194	—	50	—	—	42,411	194
Common Stock	2,309	—	—	(511)	—	—	—	—	1,798	(512)
Total assets	$577,192	$144,400	$3	$(945)	$(39,203)	$1,151	$9,006	$—	$691,604	$(1,534)
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$149,830	$114,462	$(1)	$1,139	$(4,828)	$424	$—	$—	$261,026	$1,158
1st Lien/Last-Out Unitranche	27,588	8,178	—	(40)	—	40	—	—	35,766	(40)
Common Stock	—	2,248	—	—	—	—	—	—	2,248	—
Total assets	$177,418	$124,888	$(1)	$1,099	$(4,828)	$464	$—	$—	$299,040	$1,118

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 238% and 283%.

The Company's outstanding debt was as follows:

	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$500,000	$187,900	$312,100	$500,000	$279,900	$220,100
Total debt	$500,000	$187,900	$312,100	$500,000	$279,900	$220,100

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 and for the year ended December 31, 2024 was 6.64% and 7.94%, respectively. The average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 and for the year ended December 31, 2024 was $281,354 and $104,372, respectively.

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

The Credit Facility is drawable in U.S. dollars. As of June 30, 2025, the total commitments under the Credit Facility were $500,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of June 30, 2025, SPV and the Company were in compliance with these covenants.

Costs of 7,523 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $5,312 and $5,816.

The following table presents the summary information of the Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$5,123	$1,777	$9,265	$2,297
Facility fees	310	392	782	974
Amortization of financing costs	303	213	$592	521
Total	$5,736	$2,382	$10,639	$3,792
Weighted average interest rate	6.66%	8.23%	6.64%	8.28%
Average outstanding balance	$308,276	$86,762	$281,354	$55,763

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$367,500	51%	$750,010	$367,500	51%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,577	$2,967
Accommodations Plus Technologies LLC	999	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,381	2,465
AI Titan Parent, Inc. (dba Prometheus)	1,908	1,908
AQ Sunshine, Inc. (dba Relation Insurance)	4,816	6,039
Ark Data Centers, LLC	9,075	9,751
Arrow Buyer, Inc. (dba Archer Technologies)	—	487
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	748	748
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	3,420	3,701
Celero Commerce LLC	2,060	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	6,259	2,751
Circustrix Holdings, LLC (dba SkyZone)	419	167
Coding Solutions Acquisition, Inc. (dba CorroHealth)	743	576
Convenient Payments Acquisition, Inc.	456	—
Crewline Buyer, Inc. (dba New Relic)	725	725
CURiO Brands LLC	1,122	—
DFS Holding Company, Inc.	—	648
Eagle Family Foods Group LLC	2,255	2,255
Easy Mile Fitness, LLC	1,432	1,841
Engage2Excel, Inc.	275	165
Formulations Parent Corporation (dba Chase Corp)	—	835
Frontline Road Safety Operations, LLC	3,927	—
Fullsteam Operations LLC	5,572	10,654
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	4,528	6,902
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	2,935	2,935
Hamilton Thorne, Inc.	1,528	5,768
HealthEdge Software, Inc.	—	1,358
Highfive Dental Holdco, LLC	532	532
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,054	—
KPA Parent Holdings, Inc.	2,067	—
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,650	2,100
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
NC Topco, LLC (dba NContracts)	6,415	6,415
NCWS Intermediate, Inc. (dba National Carwash Solutions)	1,903	2,082
Octane Purchaser, Inc. (dba Office Ally)	3,547	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	2,323	2,323
Onyx CenterSource, Inc.	31	310
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
PT Intermediate Holdings III, LLC (dba Parts Town)	979	979
QBS Parent, Inc. (dba Quorum Software)	6,427	955
Recorded Books Inc. (dba RBMedia)	471	471
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,312	3,181
Rubix Foods, LLC	846	—
Rubrik, Inc.	—	64
Runway Bidco, LLC (dba Redwood Software)	5,114	5,114
Singlewire Software, LLC	1,438	1,438
Sonar Acquisitionco, Inc. (dba SimPRO)	4,906	4,906
Splash Car Wash, Inc.	3,013	—
Spotless Brands, LLC	3,823	5,651
Summit Buyer, LLC (dba Classic Collision)	11,048	3,932
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,277	3,498
Superman Holdings, LLC (dba Foundation Software)	3,957	7,112
Supreme Fitness Group NY Holdings, LLC	1,580	—
TEI Intermediate LLC (dba Triumvirate Environmental)	3,552	3,578
TM Restaurant Group LLC	4,286	4,286
Tropical Bidco, LLC (dba Tropical Cheese)	965	804
Trystar, LLC	3,488	3,488

\

	Unfunded Commitment Balances
	June 30, 2025	December 31, 2024
United Flow Technologies Intermediate Holdco II, LLC	$1,525	$8,193
US Signal Company, LLC	6,455	7,043
USA DeBusk, LLC	1,169	1,257
Valet Waste Holdings, Inc. (dba Valet Living)	1,720	1,739
Vamos Bidco, Inc. (dba VIP)	7,905	—
VASA Fitness Buyer, Inc.	722	722
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	458	—
Westwood Professional Services Inc.	1,405	1,563
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	8,592	—
Total 1st Lien/Senior Secured Debt	$181,280	$158,547
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$417	$1,000
K2 Towers III, LLC	251	714
Skyway Towers Intermediate LLC	1,587	1,886
Tarpon Towers II LLC	1,231	1,438
Thor FinanceCo LLC (dba Harmoni Towers)	1,578	2,289
Towerco IV Holdings, LLC	936	1,203
Total 1st Lien/Last-Out Unitranche	$6,000	$8,530
Total	$187,280	$167,077

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the six months ended June 30, 2025.

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the six months ended June 30, 2024:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2024
May 24, 2024	1,134,153	$22,500
June 17, 2024	1,878,400	37,500
Total capital drawdowns	3,012,553	$60,000

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Six Months Ended June 30, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194
May 7, 2025	July 2,2025	July 29, 2025	$0.46		481,232
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(2)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833

(1)
$0.04 is considered a capital gain distribution.
(2)
$0.05 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in Members' Capital from operations	$9,783	$4,453	$18,475	$9,087
Weighted average units outstanding	21,062,354	9,905,503	20,825,974	9,417,884
Basic and diluted earnings (loss) per units	$0.46	$0.45	$0.89	$0.96

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
Members' Capital, beginning of period	$19.84	$19.61
Net investment income (loss)	0.93	0.85
Net realized and unrealized gains (losses)(2)	(0.04)	0.09
Net increase (decrease) in Members' Capital from operations(2)	$0.89	$0.94
Distributions from net investment income	(0.48)	(0.43)
Total increase (decrease) in Members' Capital	$0.41	$0.51
Members' Capital, end of period	$20.25	$20.12
Units outstanding, end of period	21,218,251	12,214,181
Weighted average units outstanding	20,825,974	9,417,884
Total return based on Members' Capital (3)	4.49%	4.79%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$429,731	$245,788
Ratio of net expenses to average Members' Capital	7.70%	6.72%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.84%	2.15%
Ratio of interest and other debt expenses to average Members' Capital	5.11%	4.05%
Ratio of incentive fees to average Members' Capital	0.75%	0.52%
Ratio of total expenses to average Members' Capital	7.70%	6.72%
Ratio of net investment income to average Members' Capital	9.29%	8.58%
Portfolio turnover	6%	2%

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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through June 30, 2025, we originated approximately $1,022 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to invest, under normal circumstances, at least 90% of our net assets (plus any borrowings for investment purposes) in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds, preferred stock of and other instruments, portfolio companies that provide exposure to fixed-income instruments. These other instruments may not by definition be fixed-income instruments, but structurally have the underlying investment risk and return profile and income-payment profile of fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual EBITDA, adjusted for certain one-time and non-recurring expenses that are outside the ordinary operations of these companies, along with companies that we determine, based on other metrics, including recurring revenue or tower cash flow, are middle market companies. Following such time that the aggregate amount of capital contributions to us made by unitholders ("Unitholders") equals or exceeds $450 million, but subject to market conditions and the availability of suitable investment opportunities, we generally expect to target allocations among private middle-market credit obligations and related instruments in the following ratios: (i) 45% to companies with between $5 million and $25 million of EBITDA, and (ii) 55% to companies with between $25 million and $75 million of EBITDA, in each case adjusted for certain one-time and non-recurring expenses that are outside the ordinary operations of these companies. Notwithstanding the foregoing, we may invest on an opportunistic basis in credit obligations of private middle-market companies with EBITDA outside of the foregoing ranges, including credit obligations of companies that we believe are middle market companies based on metrics such as recurring revenue and tower cash flow, as opposed to EBITDA. In addition, as a result of fluctuations in the asset value of one asset relative to another asset, private middle-market credit obligations and related instruments may not reflect the foregoing targets or may represent less than 90% of our net assets (plus any borrowings for investment purposes) at any time. However, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations. In addition, we are subject to the investment guidelines, which are further described in “Item 1. Business—Investment Criteria.”

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$666.60	$665.84	$562.62	$562.47
First Lien/Last-Out Unitranche	42.25	42.41	39.67	39.64
Common Stock	2.25	1.80	2.25	2.31
Total investments	$711.10	$710.05	$604.54	$604.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.9%	9.9%	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	10.9%	10.8%	11.1%	11.1%
Common Stock(4)	—	—	—	—
Total Portfolio	9.9%	9.9%	10.2%	10.2%

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

As of June 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.9% and 9.9%, as compared to 10.2% and 10.2%, as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
Number of portfolio companies	74		65
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.3	x	5.4	x
Weighted average interest coverage(3)	2.1	x	2.1	x
Median EBITDA(3)	$78.55 million		$76.31 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 9.7% and 11.8% of total debt investments at fair value, respectively.

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

As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	710.05	100.0	604.42	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$710.05	100.0%	$604.42	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$711.10	100.0%	$604.54	100.0%
Non-accrual	—	—	—	—
Total Investments	$711.10	100.0%	$604.54	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2025	June 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$74.06	$147.57
First Lien/Last-Out Unitranche	—	—
Common Stock	—	2.25
Total	$74.06	$149.82
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$30.55	$0.69
First Lien/Last-Out Unitranche	—	—
Common Stock	—	—
Total	$30.55	$0.69
Net increase in portfolio	$43.51	$149.13
Number of new portfolio companies with new investment commitments	5	16
Total new investment commitment amount in new portfolio companies	$57.35	$146.98
Average new investment commitment amount in new portfolio companies	11.5	9.2
Number of existing portfolio companies with new investment commitments	8	7
Total new investment commitment amount in existing portfolio companies	$16.71	$2.84
Weighted average remaining term for new investment commitments (in years)(2)	6.4	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.4%	10.8%
Weighted average yield on new investment commitments(5)	9.4%	10.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.0%	11.6%
Weighted average yield on investments sold or repaid(7)	10.0%	11.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	($ in millions)
Total investment income	$18.64		$8.08		$35.37		$14.34
Net expenses	(8.54)		(3.72)		(16.03)		(6.30)
Net investment income (loss)	10.10		4.36		19.34		8.04
Net realized gain (loss) on investments	—	(1)	—	(1)	—	(1)	—	(1)
Net unrealized appreciation (depreciation) on investments	(0.38)		0.10		(0.92)		1.05
Net realized and unrealized gain (losses) on translations and transactions	0.06		—		0.06		—
Net realized and unrealized gains (losses)	(0.32)		0.10		(0.86)		1.05
Net increase (decrease) in net assets from operations	$9.78		$4.46		$18.48		$9.09

(1) Amount rounds to less than $0.01.

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest income	$18.14	$7.78	$34.41	$13.82
Dividend income	0.14	0.17	0.30	0.26
Other income	0.36	0.13	0.66	0.26
Total investment income	$18.64	$8.08	$35.37	$14.34

Interest income increased from $7.78 million and $13.82 million for the three and six months ended June 30, 2024 to $18.14 million and $34.41 million for the three and six months ended June 30, 2025. This was primarily driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$5.74	$2.38	$10.64	$3.79
Incentive fees	0.83	0.23	1.56	0.49
Management fees	1.38	0.69	2.71	1.26
Directors’ fees	0.06	0.03	0.12	0.07
Professional fees	0.19	0.17	0.35	0.28
Other general and administrative expenses	0.34	0.22	0.65	0.41
Total expenses	$8.54	$3.72	$16.03	$6.30

In the table above:

•
Interest and other debt expenses increased from $2.38 million and $3.79 million for the three and six months ended June 30, 2024 to $5.74 million and $10.64 million for the three and six months ended June 30, 2025. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.
•
Incentive Fees increased from $0.23 million and $0.49 million for the three and six months ended June 30, 2024 to $0.83 million and $1.56 million for the three and six months ended June 30, 2025. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees increased from $0.69 million and $1.26 million for the three and six months ended June 30, 2024 to $1.38 million and $2.71 million for the three and six months ended June 30, 2025. The increase was primarily driven by an increase in members' capital.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Unrealized appreciation	$1.87	$1.49	$2.31	$1.73
Unrealized depreciation	(2.25)	$(1.39)	(3.23)	(0.68)
Net change in unrealized appreciation (depreciation) on investments	$(0.38)	$0.10	$(0.92)	$1.05

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
	($ in millions)
Portfolio company:
Hamilton Thorne, Inc.	$0.99	$1.46
Sonar Acquisitionco, Inc. (dba SimPRO)	0.18	0.19
Summit Buyer, LLC (dba Classic Collision)	0.12	0.12
Crewline Buyer, Inc. (dba New Relic)	0.11	0.11
Artifact Bidco, Inc. (dba Avetta)	0.07	0.07
DFS Holding Company, Inc.	(0.06)	(0.15)
Ark Data Centers, LLC	(0.07)	(0.15)
Formulations Parent Corporation (dba Chase Corp)	(0.10)	0.02
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	(0.11)	(0.14)
Eagle Family Foods Group LLC	(0.12)	(0.12)
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.15)	(0.15)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	(0.16)	(0.44)
Other, net (1)	(0.66)	(1.15)
TM Restaurant Group LLC	(0.42)	(0.59)
Total	$(0.38)	$(0.92)

(1) For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $0.40 million and $0.36 million, and gross unrealized depreciation of $(1.06) million and $(1.51) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 238% and 283%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$367.50	51%	$750.01	$367.50	51%

We did not issue a capital drawdown for the six months ended June 30, 2025.

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the six months ended June 30, 2024:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
Total capital drawdowns	3,012,553	$60.00

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$312.10	$—	$—	$312.10	$—

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

The Credit Facility is drawable in U.S. dollars. As of June 30, 2025, the total commitments under the Credit Facility were $500 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1 billion. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$181.28	$158.55
First Lien/Last-Out Unitranche	6.00	8.53
Total	$187.28	$167.08

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

RECENT DEVELOPMENTS

Retirement of Directors and Resignation and Appointment of Officers

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as our Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Goldman Sachs BDC, Inc. (“GSBD”), Silver Capital Holdings LLC (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“MMLC II”), Goldman Sachs Private Credit Corp. (“GSCR”) and West Bay BDC LLC (“West Bay”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of GSBD, SCH, PMMC II, MMLC II, GSCR and West Bay. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of GSBD, SCH, PMMC II, MMLC II, GSCR and West Bay.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of GSBD, SCH, PMMC II, MMLC II, GSCR and West Bay. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of GSBD, SCH, PMMC II, MMLC II, GSCR and West Bay.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

On August 6, 2025, Ross J. Kari notified our Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025.

On August 11, 2025, the Board elected Richard A. Mark to serve as an independent director of the Company, a member of the Audit Committee, including as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, in each case, effective as of the close of business on December 31, 2025. The Board also determined that Mr. Mark is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934, as amended). See Part II, Item 5 of this quarterly report for more information.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$17.19	$(8.69)	$8.50
Up 200 basis points	11.46	(5.79)	5.67
Up 100 basis points	5.73	(2.90)	2.83
Up 75 basis points	4.30	(2.17)	2.13
Up 50 basis points	2.87	(1.45)	1.42
Up 25 basis points	1.43	(0.72)	0.71
Down 25 basis points	(1.43)	0.72	(0.71)
Down 50 basis points	(2.87)	1.45	(1.42)
Down 75 basis points	(4.30)	2.17	(2.13)
Down 100 basis points	(5.73)	2.90	(2.83)
Down 200 basis points	(11.41)	5.79	(5.62)
Down 300 basis points	(17.04)	8.69	(8.35)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 6, 2025, Ross J. Kari notified the Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025. The Company and the Board remain grateful to Mr. Kari for his service and look forward to his continued contributions through the remainder of his tenure on the Board.

On August 11, 2025, the Board elected Richard A. Mark to serve as an independent director of the Company, a member of the Audit Committee, including as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, in each case, effective as of the close of business on December 31, 2025. The Board also determined that Mr. Mark is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934, as amended). Mr. Mark does not have any family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. Mark has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

Mr. Mark’s biographical information as of the date of this report is as follows:

Richard A. Mark. Mr. Mark is retired. Effective as of the close of business on December 31, 2025, Mr. Mark will serve on the Board of Directors of the Company and as the Chair of the Audit Committee of the Company. Mr. Mark serves on the board of directors and as the chair of the audit committee of Goldman Sachs BDC, Inc., Goldman Sachs Private Credit Corp. and Goldman Sachs Middle Market Lending Corp. II. He also serves on the board of directors of Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and, effective as of the close of business on December 31, 2025, will serve as the chair of the audit committee of GS PMMC II. In addition, effective as of the close of business on December 31, 2025, Mr. Mark will serve on the board of directors and as the chair of the audit committee of Silver Capital Holdings LLC. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board.

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: August 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)