Form 10-Q
period 2025-09-30
Phillip Street Middle Market Lending Fund LLC
filed 2025-11-12
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 22,195,859 limited liability company common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic and a prolonged United States government shutdown;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $752,519 and $593,640)	$752,356	$593,545
Non-controlled affiliated investments (cost of $11,447 and $10,902)	10,887	10,874
Total investments, at fair value (cost of $763,966 and $604,542)	$763,243	$604,419
Investments in affiliated money market fund (cost of $11,077 and $9,229)	11,077	9,229
Cash	36,483	11,353
Interest and dividends receivable	5,848	4,261
Deferred financing costs	5,013	5,816
Other assets	526	2,648
Total assets	$822,190	$637,726
Liabilities
Debt	$372,100	$220,100
Interest and other debt expenses payable	5,894	3,737
Management fees payable	1,413	1,245
Incentive fees payable	931	676
Distribution payable	—	9,123
Professional fees payable	158	192
Accrued expenses and other liabilities	862	419
Total liabilities	$381,358	$235,492
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (21,699,483 and 20,272,339 units issued and outstanding as of September 30, 2025 and December 31, 2024)	430,548	401,831
Distributable earnings (loss)	10,284	403
Total members' capital	$440,832	$402,234
Total liabilities and members' capital	$822,190	$637,726
Net asset value per unit	$20.32	$19.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$18,912	$11,819	$52,809	$25,474
Other income	428	203	1,079	455
From non-controlled affiliated investments:
Interest income	262	238	781	400
Dividend income	158	437	456	700
Other income	14	5	20	9
Total investment income	$19,774	$12,702	$55,145	$27,038
Expenses:
Interest and other debt expenses	$6,143	$2,989	$16,782	$6,781
Incentive fees	931	561	2,488	1,049
Management fees	1,413	983	4,125	2,245
Directors’ fees	61	30	180	96
Professional fees	162	197	507	481
Other general and administrative expenses	295	228	957	635
Total expenses	$9,005	$4,988	$25,039	$11,287
Net investment income (loss)	$10,769	$7,714	$30,106	$15,751
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$16	$—	$19	$(1)
Foreign currency transactions	4	—	27	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	335	(368)	(68)	690
Non-controlled affiliated investments	(11)	(11)	(532)	(18)
Foreign currency translations	3	—	39	—
Net realized and unrealized gains (losses)	$347	$(379)	$(515)	$671
Net increase (decrease) in members' capital from operations	$11,116	$7,335	$29,591	$16,422
Weighted average units outstanding	21,553,021	16,060,705	21,070,986	11,648,320
Basic and diluted net investment income (loss) per unit	$0.50	$0.48	$1.43	$1.35
Basic and diluted earnings (loss) per unit	$0.52	$0.46	$1.40	$1.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Members' capital at beginning of period	$429,731	$245,788	$402,234	$171,570
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$10,769	$7,714	$30,106	$15,751
Net realized gain (loss)	20	—	46	(1)
Net change in unrealized appreciation (depreciation)	327	(379)	(561)	672
Net increase (decrease) in members' capital from operations	$11,116	$7,335	$29,591	$16,422
Distributions to members from:
Distributable earnings	$(9,760)	$(4,275)	$(19,710)	$(8,117)
Total distributions to members	$(9,760)	$(4,275)	$(19,710)	$(8,117)
Capital transactions:
Issuance of common units	$—	$112,500	$—	$172,500
Reinvestment of common unit distributions	9,745	4,262	28,717	13,235
Net increase (decrease) in members' capital from capital transactions	$9,745	$116,762	$28,717	$185,735
Total increase (decrease) in members' capital	$11,101	$119,822	$38,598	$194,040
Members' capital at end of period	$440,832	$365,610	$440,832	$365,610
Distributions recorded per unit	$0.46	$0.35	$0.94	$0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$29,591	$16,422
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(250,929)	(319,391)
Payment-in-kind interest capitalized	(1,089)	(236)
Investments in affiliated money market fund, net	(1,848)	9,392
Proceeds from sales of investments and principal repayments	94,967	30,245
Net realized (gain) loss on investments	(19)	1
Net change in unrealized (appreciation) depreciation on investments	600	(672)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(39)	—
Amortization of premium and accretion of discount, net	(2,354)	(1,226)
Amortization of deferred financing costs	892	737
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,587)	(2,230)
(Increase) decrease in other assets	2,122	(140)
Increase (decrease) in interest and other debt expenses payable	2,183	1,872
Increase (decrease) in professional fees payable	(34)	(41)
Increase (decrease) in management fees payable	168	492
Increase (decrease) in incentive fees payable	255	355
Increase (decrease) in accrued expenses and other liabilities	443	50
Net cash provided by (used for) operating activities	$(126,678)	$(264,370)
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$172,500
Distributions paid	(116)	(44)
Financing costs paid	(115)	(640)
Borrowings on debt	182,500	141,850
Repayments of debt	(30,500)	(38,750)
Net cash provided by (used for) financing activities	$151,769	$274,916
Net increase (decrease) in cash	$25,091	$10,546
Effect of foreign exchange rate changes on cash and cash equivalents	39	—
Cash, beginning of period	11,353	5,789
Cash, end of period	$36,483	$16,335
Supplemental and non-cash activities
Interest expense paid	$12,737	$2,644
Reinvestment of common unit distributions	$28,717	$13,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 172.7%
United States - 172.7%
1st Lien/Senior Secured Debt - 162.4%
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.00%	S + 5.00%	09/30/31		$4,764	$4,716	$4,716	(5) (6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31		1,919	(10)	(10)	(5) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31		1,130	(11)	(11)	(5) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.70%	S + 5.50%	04/19/30		3,363	3,308	3,295	(5) (6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30		509	(8)	(10)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	9.06%	S + 4.75%	08/02/32		5,941	5,883	5,882	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		1,819	(9)	(9)	(5) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.92%	S + 4.75%	08/02/32		708	246	246	(5) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		202	(2)	(2)	(5) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		5,421	5,324	5,394	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.01%	S + 5.75%	08/01/29		3,004	2,965	2,914	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.01%	S + 5.75%	08/01/29		2,561	474	417	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		1,647	1,613	1,639	(5) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		1,470	434	449	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		817	802	813	(5) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29		272	267	271	(5) (6) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.75%	S + 4.75%	09/24/31		2,449	2,418	2,418	(5) (6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31		1,399	(17)	(17)	(5) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31		700	(9)	(9)	(5) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		13,767	13,640	13,629	(5) (6) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		6,638	6,359	6,355	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		2,325	385	384	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.71%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		13,013	12,707	12,850	(5) (6) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.16%	S + 5.00%	08/22/30		1,500	126	131	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.19%	S + 5.00%	08/22/31		749	453	454	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.75%	S + 4.75%	12/15/31		8,132	8,057	8,051	(5) (6) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.96%	S + 4.75%	12/15/31		2,602	144	130	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.64%	S + 4.75%	12/15/31		1,106	211	210	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.45%	S + 5.25%	04/30/31		2,943	2,905	2,928	(5) (6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.40%	S + 5.25%	04/30/31		1,092	168	171	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.41%	S + 5.25%	04/30/30		410	234	237	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/30		212	(2)	(1)	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.16%	S + 6.00%	05/01/29		12,422	12,357	12,235	(5) (6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.16%	S + 6.00%	05/01/29		1,321	826	813	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		1,100	(5)	(16)	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32		2,811	2,783	2,783	(5) (6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		858	(4)	(4)	(5) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32		751	207	207	(5) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.60%	S + 4.50%	10/15/31		14,908	14,774	14,833	(5) (6) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.69%	S + 4.50%	10/15/31		5,521	2,669	2,678	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.70%	S + 4.50%	10/15/31		2,071	465	473	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.45%	S + 4.75%	10/24/30		5,660	5,598	5,632	(5) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.34%	B + 4.75%	10/24/30	AUD	5,600	3,686	3,687	(5) (6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 4.75%	10/24/30	$566	$(5)	$(3)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31	15,028	14,962	14,953	(5) (6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31	4,905	3,113	3,106	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	2,183	(9)	(11)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.00%	S + 6.00%	10/04/30	4,410	4,324	4,311	(5) (6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(9)	(12)	(5) (7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.57%	S + 5.25%	11/01/30	19,827	19,563	19,530	(5) (6) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30	2,323	(30)	(35)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.00%	S + 7.00%	01/31/29	4,667	4,578	4,434	(5) (6) (8)
DFS Holding Company, Inc.	Distributors	11.16%	S + 7.00%	01/31/29	342	336	325	(5) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.00%	S + 6.00%	04/26/29	7,700	7,582	7,507	(5) (6) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29	3,610	1,348	1,310	(5) (7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.26%	S + 6.00%	04/26/29	722	524	516	(5) (7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.02%	S + 5.00%	06/06/31	8,197	8,154	8,156	(5) (6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	4,306	(21)	(22)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.00%	S + 5.00%	06/06/31	849	11	22	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.00%	S + 5.00%	06/06/31	832	35	37	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services	9.03%	S + 5.00%	03/17/32	6,642	6,598	6,592	(5) (6) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	1,250	(8)	(9)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,116	(8)	(8)	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.68%	S + 5.50%	07/25/28	12,405	10,818	10,847	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	8,407	8,248	8,407	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	1,303	1,278	1,303	(5) (8)
Spotless Brands, LLC	Diversified Consumer Services		S + 5.75%	07/25/28	237	(1)	(4)	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31	10,509	10,420	10,404	(5) (6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.21%	S + 5.00%	05/01/31	2,758	1,525	1,512	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(12)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.51%	S + 6.25%	08/15/30	9,708	9,498	9,659	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.50%	S + 6.25%	08/15/30	4,131	173	183	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	511	(7)	(3)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.56%	S + 4.25%	08/06/31	4,616	4,576	4,570	(5) (6) (8)
Trystar, LLC	Electrical Equipment	8.29%	S + 4.25%	08/06/31	2,324	529	518	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.56%	S + 4.25%	08/06/31	1,847	1,830	1,828	(5) (6) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	1,163	(10)	(12)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	8,817	8,748	8,773	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.12%	S + 5.00%	12/06/29	1,718	759	761	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	1,388	1,376	1,381	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,171	(6)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.06%	S + 5.00%	12/06/29	384	372	383	(5) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	261	(1)	(1)	(5) (7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.81%	S + 4.50%	07/30/32	7,582	7,508	7,507	(5) (6)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	948	(9)	(9)	(5) (7)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	6,488	6,443	6,440	(5) (6) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	1,545	(5)	(12)	(5) (7) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	515	(3)	(4)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services	9.48%	S + 5.25%	08/08/31		$11,154	$11,044	$11,042	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		3,718	(18)	(19)	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		1,239	(12)	(12)	(5) (7)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.66%	S + 5.50%	09/26/30		7,031	6,961	6,961	(5) (6) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		391	(4)	(4)	(5) (7) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.41%	S + 5.25%	02/24/31		4,320	4,285	4,299	(5) (6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(5)	(3)	(5) (7) (8)
Eagle Family Foods Group LLC	Food Products	9.01%	S + 5.00%	08/12/30		19,218	19,055	19,026	(5) (6) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		2,255	(18)	(23)	(5) (7) (8)
Rubix Foods, LLC	Food Products	8.91%	S + 4.75%	04/30/31		10,929	10,826	10,820	(5) (6) (8)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		846	(8)	(8)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.75%	S + 4.75%	12/11/30		5,826	5,747	5,767	(5) (6) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		965	(13)	(10)	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.60%	E + 5.50%	11/28/31	EUR	11,492	12,315	13,188	(5) (6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.59%	E + 5.50%	11/28/31		5,768	4,217	4,139	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.77%	S + 5.50%	11/28/31		4,230	4,153	4,135	(5) (6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		28	—	(1)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.16%	S + 5.00%	08/07/31		3,865	3,826	3,826	(5) (6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		334	(4)	(3)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		149	(3)	(1)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.01%	S + 6.75%	06/13/28		4,681	4,596	4,634	(5) (6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		532	(9)	(5)	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	9.33%	S + 5.00%	12/18/29		20,369	20,323	20,323	(5) (6)
SpecialtyCare, Inc.	Health Care Providers & Services	8.12%	S + 3.75%	12/18/29		1,428	109	109	(5) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29		704	(3)	(3)	(5) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.41%	S + 4.25%	05/19/32		4,813	4,790	4,789	(5) (6) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32		2,533	—	(13)	(5) (7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32		1,013	(5)	(5)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	10.00%	S + 6.00%	09/30/31		9,597	9,501	9,501	(5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31		1,371	(14)	(14)	(5) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.29%	S + 5.00%	04/14/31		4,552	4,498	4,495	(5) (6) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.32%	S + 5.00%	04/14/31		1,053	186	180	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31		527	(6)	(7)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	11.53%	S + 7.25%	07/26/28		10,500	10,326	9,791	(5) (6) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28		1,286	(13)	(87)	(5) (7) (8)
CURiO Brands LLC	Household Products	9.25%	S + 5.25%	04/02/31		4,588	4,545	4,542	(5) (6) (8)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31		748	(3)	(7)	(5) (7) (8)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31		374	(3)	(4)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/31		15,030	14,899	14,955	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/31		6,357	3,357	3,368	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/30		1,180	368	372	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32		8,804	—	—	(5) (6) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32		1,484	—	—	(5) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32		1,306	—	—	(5) (7)
Ark Data Centers, LLC	IT Services	8.75%	S + 4.75%	11/27/30		12,750	12,523	12,463	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Ark Data Centers, LLC	IT Services	9.02%	S + 4.75%	11/27/30	$7,500	$1,644	$1,556	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.86%	S + 4.75%	11/27/30	2,250	861	849	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.41%	S + 5.25%	10/02/29	6,195	6,104	6,164	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.41%	S + 5.25%	10/02/29	2,188	2,160	2,177	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	1,631	(11)	(8)	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	1,305	(18)	(7)	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.50%	S + 4.50%	06/03/32	13,935	13,870	13,865	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	4,322	—	(22)	(5) (7)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,105	(10)	(11)	(5) (7)
US Signal Company, LLC	IT Services	9.77%	S + 5.50%	09/04/29	15,258	15,132	15,105	(5) (6) (8)
US Signal Company, LLC	IT Services	9.93%	S + 5.50%	09/04/29	4,695	2,309	2,300	(5) (7) (8)
US Signal Company, LLC	IT Services	9.84%	S + 5.50%	09/04/29	2,347	1,155	1,150	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	4,028	4,018	4,008	(5) (6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	458	(1)	(2)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	386	381	384	(5) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	316	313	314	(5) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.91%	S + 6.75%	07/18/28	6,400	6,288	6,336	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.91%	S + 6.75%	07/18/28	828	814	820	(5) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	419	(6)	(4)	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.00%	S + 5.00%	06/30/32	6,100	6,040	6,039	(5) (6) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(5)	(11)	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	934	(9)	(9)	(5) (7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.81%	S + 4.50%	08/20/31	18,071	17,912	17,980	(5) (6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	3,076	(25)	(15)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.75%	S + 4.75%	12/26/31	8,893	8,811	8,804	(5) (6) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.94%	S + 4.75%	12/26/31	2,289	555	545	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.80%	S + 4.75%	12/26/31	1,146	453	451	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	9.95%	S + 5.75%	09/03/30	5,713	5,587	5,656	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	9.86%	S + 5.75%	08/31/28	1,126	660	670	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/03/30	671	660	664	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30	525	(10)	(5)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30	219	(4)	(2)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29	6,655	6,576	6,522	(5) (6) (8)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29	551	269	264	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.66%	S + 4.50%	08/18/32	5,702	5,667	5,666	(5) (6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	3,065	(15)	(15)	(5) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	1,224	(11)	(11)	(5) (7)
Westwood Professional Services Inc.	Professional Services	8.50%	S + 4.50%	09/19/31	4,075	4,038	4,034	(5) (6) (8)
Westwood Professional Services Inc.	Professional Services	8.50%	S + 4.50%	09/19/31	1,190	396	391	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	617	(5)	(6)	(5) (7) (8)
Accommodations Plus Technologies LLC	Software	8.70%	S + 4.50%	05/28/32	6,479	6,417	6,414	(5) (6) (8)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	999	(10)	(10)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.66%	S + 4.50%	08/29/31	5,872	5,820	5,813	(5) (6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	1,174	(5)	(12)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	734	(6)	(7)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	$2,890	$2,836	$2,876	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	189	188	189	(5) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	183	180	183	(5) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	8.25%	S + 4.25%	07/28/31	10,567	10,475	10,514	(5) (6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/28/31	2,586	(11)	(13)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	1,256	(10)	(6)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	591	(5)	(3)	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26	2,230	2,216	2,213	(5) (6) (8)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26	328	273	274	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	10.17%	S + 6.00%	12/31/26	164	35	34	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	10.91%	S + 6.75%	11/08/30	7,262	7,116	7,189	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(13)	(7)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software	8.91%	S + 4.75%	03/12/32	8,511	8,431	8,426	(5) (6) (8)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,216	(6)	(12)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	851	(8)	(8)	(5) (7) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	5,338	—	—	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,389	—	—	(5) (7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	833	—	—	(5) (7)
NC Topco, LLC (dba NContracts)	Software	8.66%	S + 4.50%	09/01/31	16,101	15,962	15,940	(5) (6) (8)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	4,582	(19)	(46)	(5) (7) (8)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	1,833	(16)	(18)	(5) (7) (8)
Onyx CenterSource, Inc.	Software	9.69%	S + 5.25%	12/14/29	6,163	6,042	6,102	(5) (6) (8)
Onyx CenterSource, Inc.	Software	9.69%	S + 5.25%	12/14/29	466	426	430	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	9.00%	S + 5.00%	12/17/31	13,653	13,528	13,550	(5) (6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,409	(15)	(26)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,705	(15)	(13)	(5) (7) (8)
Singlewire Software, LLC	Software	9.00%	S + 5.00%	05/10/29	7,693	7,532	7,616	(5) (6) (8)
Singlewire Software, LLC	Software		S + 5.00%	05/10/29	1,438	(27)	(14)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.75%	S + 4.75%	01/30/32	14,558	14,423	14,413	(5) (6) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,081	(28)	(61)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	9.84%	S + 4.75%	01/30/32	1,824	592	590	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31	8,473	8,400	8,473	(5) (6) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	8,237	(19)	(41)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31	4,642	3,247	3,281	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	1,089	(8)	—	(5) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.41%	S + 6.25%	09/29/27	2,831	2,767	2,817	(5) (6) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30	3,232	3,169	3,168	(5) (6) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30	2,560	1,768	1,760	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.50%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	12,975	12,825	12,035	(5) (6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.25%	S + 5.25%	12/31/29	1,494	371	280	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.50%	S + 5.50%	12/31/29	899	96	37	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.00%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	14,195	14,176	13,982	(5) (6) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	832	(1)	(12)	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.25%	S + 5.25%	06/23/31	13,246	13,075	13,114	(5) (6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.34%	S + 5.25%	06/23/31	7,399	7,300	7,325	(5) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,487	(18)	(15)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						716,510	716,140

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 10.3%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.41%	S + 6.25%	12/07/28	6,255	$6,212	$6,224	(5) (6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.41%	S + 6.25%	12/07/28	3,745	3,303	3,309	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.57%	S + 6.55%	12/06/28	10,000	9,898	9,917	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 4.76%	12/22/28	6,095	6,061	6,034	(5) (6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 4.76%	12/22/28	4,993	(39)	(50)	(5) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.75%	S + 4.58%	02/01/29	3,143	3,120	3,127	(5) (6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.75%	S + 4.58%	02/01/29	1,858	782	786	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.41%	S + 7.00%	08/24/28	6,222	6,166	6,191	(5) (6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	3,778	2,946	2,959	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.99%	S + 3.75%	08/31/28	7,666	6,759	6,792	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						45,208	45,289
Total United States						$761,718	$761,429
Total Debt Investments						$761,718	$761,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry (2)	Initial Acquisition Date(12)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.4%
United States - 0.4%
Common Stock - 0.4%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$260	(5) (8) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,554	(5) (8) (10) (13)
Total Common Stock				2,248	1,814
Total United States				$2,248	$1,814
Total Equity Securities				$2,248	$1,814
Total Investments - 173.1%				$763,966	$763,243
Investments in Affiliated Money Market Fund - 2.5%
United States - 2.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares			11,076,975	$11,077	$11,077	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				11,077	11,077
Total United States				$11,077	$11,077
Total Investments and Investments in Affiliated Money Market Fund - 175.6%				$775,043	$774,320

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2025, the rate for the 1 month S was 4.13%, 3 month S was 3.98%, 6 month S was 3.85%, 6 month E was 2.10%, 1 month B was 3.54%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.

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

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, the aggregate fair value of these securities is $16.273 or 2.0% of the Company’s total assets.

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

(12)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $1,814 or 0.4% of the Company's net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of September 30, 2025 is 4.03%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Prepayment premiums	$—	$161	$100	$163
Accelerated amortization of upfront loan origination fees and unamortized discounts	$723	$497	$1,083	$590

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of September 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $36,483 and $11,353, respectively. Foreign currency of $1,053 and $167 (acquisition cost of $1,021 and $174) is included in cash as of September 30, 2025 and December 31, 2024, respectively.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties in Other general and administrative expenses in the Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2025, Management Fees amounted to $1,413 and $4,125. As of September 30, 2025, $1,413 remained payable. For the three and nine months ended September 30, 2024, Management Fees amounted to $983 and $2,245, respectively.

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

For the three and nine months ended September 30, 2025, the Company accrued Incentive Fees of $931 and $2,488, respectively. As of September 30, 2025, $931 remained payable. For the three and nine months ended September 30, 2024, Incentive Fees amounted to $561 and $1,049, respectively.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $174 and $497. As of September 30, 2025, $163 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $101 and $277, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $12 and $37. As of September 30, 2025, $26 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $12 and $38, respectively.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of September 30, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$293,369	$(291,521)	$—	$—	$11,077	$456
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,874	892	(347)	—	(532)	10,887	801
Total Non-Controlled Affiliates	$20,103	$294,261	$(291,868)	$—	$(532)	$21,964	$1,257
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,542	$508,196	$(508,509)	$—	$—	$9,229	$875
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,187	(284)	—	(29)	10,874	661
Total Non-Controlled Affiliates	$9,542	$519,383	$(508,793)	$—	$(29)	$20,103	$1,536

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were $55 and $36, respectively, included within Professional fees payable, and $0 and $26, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$716,510	$716,140	$562,624	$562,474
1st Lien/Last-Out Unitranche	45,208	45,289	39,671	39,636
Common Stock	2,248	1,814	2,247	2,309
Total investments	$763,966	$763,243	$604,542	$604,419

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	13.5%	23.2%	13.3%	19.8%
Commercial Services & Supplies	9.9	17.2	8.0	12.1
Diversified Consumer Services	8.9	15.4	9.1	13.7
IT Services	7.9	13.7	7.4	11.1
Trading Companies & Distributors	6.8	11.7	7.4	11.1
Financial Services	6.2	10.8	7.7	11.6
Construction & Engineering	5.9	10.3	5.8	8.7
Wireless Telecommunication Services	5.9	10.3	6.6	9.9
Food Products	4.7	8.1	4.2	6.3
Machinery	4.4	7.7	4.6	7.0
Health Care Providers & Services	3.8	6.5	1.4	2.1
Health Care Equipment & Supplies	2.8	4.9	2.6	3.9
Containers & Packaging	2.6	4.4	3.2	4.9
Insurance	2.4	4.2	2.7	4.1
Professional Services	2.2	3.8	1.9	2.8
Hotels, Restaurants & Leisure	1.9	3.3	3.2	4.9
Health Care Technology	1.9	3.2	2.4	3.6
Specialty Retail	1.5	2.6	1.7	2.5
Aerospace & Defense	1.1	1.9	0.6	0.9
Leisure Products	0.9	1.6	1.2	1.9
Media	0.9	1.6	1.1	1.6
Electrical Equipment	0.9	1.6	1.1	1.6
Air Freight & Logistics	0.8	1.4	—	—
Distributors	0.6	1.1	0.8	1.2
Household Products	0.6	1.0	—	—
Consumer Staples Distribution & Retail	0.6	1.0	0.7	1.1
Textiles, Apparel & Luxury Goods	0.4	0.6	0.5	0.7
Chemicals	—	—	0.8	1.2
Total	100.0%	173.1%	100.0%	150.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$625,096	Discounted cash flows	Discount Rate	8.1% - 13.7%	9.2%
1st Lien/Last-Out Unitranche	39,305	Discounted cash flows	Discount Rate	8.0% - 10.6%	9.6%
Equity
Common Stock	$1,814	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$416,612	Discounted cash flows	Discount Rate	8.6% - 12.5%	9.9%
1st Lien/Last-Out Unitranche	39,636	Discounted cash flows	Discount Rate	8.8% - 11.4%	10.5%
Equity
Common Stock	$2,309	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x

(1)
As of September 30, 2025, included within Level 3 assets of $749,411 is an amount of $83,196 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $664,401, or 88.9%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$13,832	$702,308	$716,140	$—	$27,227	$535,247	$562,474
1st Lien/Last-Out Unitranche	—	—	45,289	45,289	—	—	39,636	39,636
Common Stock	—	—	1,814	1,814	—	—	2,309	2,309
Investments in Affiliated Money Market Fund	11,077	—	—	11,077	9,229	—	—	9,229
Total	$11,077	$13,832	$749,411	$774,320	$9,229	$27,227	$577,192	$613,648

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$535,247	$241,306	$19	$(120)	$(76,344)	$2,200	$—	$—	$702,308	$(447)
1st Lien/Last-Out Unitranche	39,636	5,461	—	115	—	77	—	—	45,289	116
Common Stock	2,309	—	—	(495)	—	—	—	—	1,814	(496)
Total assets	$577,192	$246,767	$19	$(500)	$(76,344)	$2,277	$—	$—	$749,411	$(827)
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$149,830	$307,171	$(1)	$698	$(30,245)	$1,164	$—	$—	$428,617	$720
1st Lien/Last-Out Unitranche	27,588	10,208	—	(56)	—	62	—	—	37,802	(56)
Common Stock	—	2,248	—	30	—	—	—	—	2,278	30
Total assets	$177,418	$319,627	$(1)	$672	$(30,245)	$1,226	$—	$—	$468,697	$694

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 218% and 283%.

The Company's outstanding debt was as follows:

	September 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$500,000	$127,900	$372,100	$500,000	$279,900	$220,100
Total debt	$500,000	$127,900	$372,100	$500,000	$279,900	$220,100

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and for the year ended December 31, 2024 was 6.65% and 7.94%, respectively. The average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and for the year ended December 31, 2024 was $298,259 and $104,372, respectively.

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

The Credit Facility is drawable in U.S. dollars. As of September 30, 2025, the total commitments under the Credit Facility were $500,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of September 30, 2025, SPV and the Company were in compliance with these covenants.

Costs of 7,523 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $5,013 and $5,816.

The following table presents the summary information of the Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$5,560	$2,482	14,824	$4,779
Facility fees	284	291	1,066	1,265
Amortization of financing costs	299	216	$892	737
Total	$6,143	$2,989	$16,782	$6,781
Weighted average interest rate	6.65%	8.22%	6.65%	8.25%
Average outstanding balance	$331,518	$120,195	$298,259	$77,397

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$367,500	51%	$750,010	$367,500	51%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,396	$2,967
Accommodations Plus Technologies LLC	999	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,381	2,465
AI Titan Parent, Inc. (dba Prometheus)	1,908	1,908
AQ Sunshine, Inc. (dba Relation Insurance)	3,759	6,039
Ark Data Centers, LLC	7,125	9,751
Arrow Buyer, Inc. (dba Archer Technologies)	—	487
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	748	748
BCTO Bluebill Buyer, Inc. (dba Ren)	948	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	3,081	3,701
Celero Commerce LLC	2,060	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	5,919	2,751
Circustrix Holdings, LLC (dba SkyZone)	419	167
Coding Solutions Acquisition, Inc. (dba CorroHealth)	483	576
Convenient Payments Acquisition, Inc.	180	—
Crewline Buyer, Inc. (dba New Relic)	725	725
CURiO Brands LLC	1,122	—
DFS Holding Company, Inc.	—	648
Eagle Family Foods Group LLC	2,255	2,255
Easy Mile Fitness, LLC	—	1,841
Engage2Excel, Inc.	275	165
EnviroSmart, LLC (dba ES Integrated)	2,099	—
Formulations Parent Corporation (dba Chase Corp)	—	835
Frontline Road Safety Operations, LLC	2,135	—
Fullsteam Operations LLC	4,957	10,654
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	4,403	6,902
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	2,935	2,935
Hamilton Thorne, Inc.	1,528	5,768
HealthEdge Software, Inc.	—	1,358
Highfive Dental Holdco, LLC	532	532
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,054	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	11,539	—
KPA Parent Holdings, Inc.	2,067	—
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,635	2,100
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
ML Holdco, LLC (dba MeridianLink)	7,525	—
NC Topco, LLC (dba NContracts)	6,415	6,415
NCWS Intermediate, Inc. (dba National Carwash Solutions)	1,903	2,082
Newtek Merchant Solutions, LLC (dba NewtekOne)	391	—
Octane Purchaser, Inc. (dba Office Ally)	3,547	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	2,323	2,323
Onyx CenterSource, Inc.	31	310
PAS Parent Inc. (dba Pace Analytical)	4,289	—
PDDS Holdco, Inc. (dba Planet DDS)	1,371	—
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	3,049	—
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
PT Intermediate Holdings III, LLC (dba Parts Town)	832	979
QBS Parent, Inc. (dba Quorum Software)	6,427	955
Recorded Books Inc. (dba RBMedia)	1,189	471
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,404	3,181
Rubix Foods, LLC	846	—
Rubrik, Inc.	—	64
Runway Bidco, LLC (dba Redwood Software)	5,114	5,114
Singlewire Software, LLC	1,438	1,438
Sonar Acquisitionco, Inc. (dba SimPRO)	566	4,906
SpecialtyCare, Inc.	2,017	—
Splash Car Wash, Inc.	2,366	—
Spotless Brands, LLC	1,733	5,651
Summit Buyer, LLC (dba Classic Collision)	10,688	3,932
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	2,834	3,498
Superman Holdings, LLC (dba Foundation Software)	3,957	7,112
Supreme Fitness Group NY Holdings, LLC	1,387	—
TEI Intermediate LLC (dba Triumvirate Environmental)	3,331	3,578

\

	Unfunded Commitment Balances
	September 30, 2025	December 31, 2024
TM Restaurant Group LLC	$1,286	$4,286
Tropical Bidco, LLC (dba Tropical Cheese)	965	804
Trystar, LLC	2,946	3,488
United Flow Technologies Intermediate Holdco II, LLC	1,487	8,193
US Signal Company, LLC	3,521	7,043
USA DeBusk, LLC	1,299	1,257
Valet Waste Holdings, Inc. (dba Valet Living)	1,588	1,739
Vamos Bidco, Inc. (dba VIP)	7,297	—
VASA Fitness Buyer, Inc.	4,438	722
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	458	—
Westwood Professional Services Inc.	1,405	1,563
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,395	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	2,475	—
Total 1st Lien/Senior Secured Debt	$190,365	$158,547
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$417	$1,000
K2 Towers III, LLC	33	714
Skyway Towers Intermediate LLC	4,993	1,886
Tarpon Towers II LLC	1,063	1,438
Thor FinanceCo LLC (dba Harmoni Towers)	800	2,289
Towerco IV Holdings, LLC	836	1,203
Total 1st Lien/Last-Out Unitranche	$8,142	$8,530
Total	$198,507	$167,077

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2025.

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2024:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
May 24, 2024	1,134,153	$22,500
June 17, 2024	1,878,400	37,500
July 5, 2024	1,863,521	37,500
August 15, 2024	3,756,273	75,000
Total capital drawdowns	8,632,347	$172,500

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Nine Months Ended September 30, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194
May 7, 2025	July 2,2025	July 29, 2025	$0.46		481,232
August 6, 2025	October 2, 2025	October 30, 2025	$0.47		496,376
For the Nine Months Ended September 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(2)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
August 7, 2024	October 2, 2024	November 1, 2024	$0.39		347,366

(1)
$0.04 is considered a capital gain distribution.
(2)
$0.05 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in Members' Capital from operations	$11,116	$7,335	$29,591	$16,422
Weighted average units outstanding	21,553,021	16,060,705	21,070,986	11,648,320
Basic and diluted earnings (loss) per units	$0.52	$0.46	$1.40	$1.41

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
Members' Capital, beginning of period	$19.84	$19.61
Net investment income (loss)	1.43	1.35
Net realized and unrealized gains (losses)(2)	(0.01)	0.08
Net increase (decrease) in Members' Capital from operations(2)	$1.42	$1.43
Distributions from net investment income	(0.94)	(0.78)
Total increase (decrease) in Members' Capital	$0.48	$0.65
Members' Capital, end of period	$20.32	$20.26
Units outstanding, end of period	21,699,483	18,045,808
Weighted average units outstanding	21,070,986	11,648,320
Total return based on Members' Capital (3)	7.16%	7.29%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$440,832	$365,610
Ratio of net expenses to average Members' Capital	7.86%	6.44%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.81%	1.97%
Ratio of interest and other debt expenses to average Members' Capital	5.27%	3.87%
Ratio of incentive fees to average Members' Capital	0.78%	0.60%
Ratio of total expenses to average Members' Capital	7.86%	6.44%
Ratio of net investment income to average Members' Capital	9.46%	8.99%
Portfolio turnover	14%	10%

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

On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreases the Facility Amount to $480,000, decreases the Applicable Spread to 1.85%, amends certain components of the Borrowing Base, resulting in an increase to the Borrowing Base and adds the ability to borrow under a swingline subfacility that is available on a same day basis. Capitalized terms used but not otherwise defined herein have the meanings ascribed thereto in the Fourth Amendment.

The description above is only a summary of the material provisions of the Fourth Amendment and is qualified in its entirety by reference to a copy of the Fourth Amendment, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated October 28, 2025, the terms of which are incorporated herein by reference.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through September 30, 2025, we originated approximately $1,149.9 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$716.51	$716.14	$562.62	$562.47
First Lien/Last-Out Unitranche	45.21	45.29	39.67	39.64
Common Stock	2.25	1.81	2.25	2.31
Total investments	$763.97	$763.24	$604.54	$604.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.5%	9.6%	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	10.5%	10.4%	11.1%	11.1%
Common Stock(4)	—	—	—	—
Total Portfolio	9.6%	9.6%	10.2%	10.2%

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

As of September 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.6% and 9.6%, as compared to 10.2% and 10.2%, as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
Number of portfolio companies	82		65
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x	5.4	x
Weighted average interest coverage(3)	2.1	x	2.1	x
Median EBITDA(3)	$81.95 million		$76.31 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.1% and 11.8% of total debt investments at fair value, respectively.

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

	As of
	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	753.54	98.7	604.42	100.0
Grade 3	9.70	1.3	—	—
Grade 4	—	—	—	—
Total Investments	$763.24	100.0%	$604.42	100.0%

The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $9.7 million being downgraded from a grade 2 investment rating to a grade 3 investment rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$763.97	100.0%	$604.54	100.0%
Non-accrual	—	—	—	—
Total Investments	$763.97	100.0%	$604.54	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2025	September 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$116.87	$330.77
First Lien/Last-Out Unitranche	11.02	—
Common Stock	—	—
Total	$127.89	$330.77
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$48.88	$24.09
First Lien/Last-Out Unitranche	3.68	—
Common Stock	—	—
Total	$52.56	$24.09
Net increase in portfolio	$75.33	$306.68
Number of new portfolio companies with new investment commitments	10	16
Total new investment commitment amount in new portfolio companies	$94.72	$267.62
Average new investment commitment amount in new portfolio companies	9.5	16.7
Number of existing portfolio companies with new investment commitments	6	6
Total new investment commitment amount in existing portfolio companies	$33.17	$63.15
Weighted average remaining term for new investment commitments (in years)(2)	5.6	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.5%	10.2%
Weighted average yield on new investment commitments(5)	9.5%	10.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.7%	11.7%
Weighted average yield on investments sold or repaid(7)	10.7%	11.7%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
	($ in millions)
Total investment income	$19.77	$12.70		$55.14	$27.04
Net expenses	(9.00)	(4.99)		(25.04)	(11.29)
Net investment income (loss)	$10.77	$7.71		$30.10	$15.75
Net realized gain (loss) on investments	0.02	—		0.02	—	(1)
Net unrealized appreciation (depreciation) on investments	0.32	(0.38)		(0.60)	0.67
Net realized and unrealized gain (losses) on foreign currency translations and transactions	0.01	—	(1)	0.07	—	(1)
Net realized and unrealized gains (losses)	$0.35	$(0.38)		$(0.51)	$0.67
Net increase (decrease) in members' capital from operations	$11.12	$7.33		$29.59	$16.42

(1) Amount rounds to less than $0.01.

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest income	$19.17	$12.06	$53.59	$25.87
Dividend income	0.16	0.44	0.45	0.70
Other income	0.44	0.20	1.10	0.47
Total investment income	$19.77	$12.70	$55.14	$27.04

Interest income increased from $12.06 million and $25.87 million for the three and nine months ended September 30, 2024 to $19.17 million and $53.59 million for the three and nine months ended September 30, 2025. This was primarily driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest and other debt expenses	$6.14	$2.99	$16.78	$6.78
Incentive fees	0.93	0.56	2.49	1.05
Management fees	1.41	0.98	4.12	2.25
Directors’ fees	0.06	0.03	0.18	0.10
Professional fees	0.16	0.20	0.51	0.48
Other general and administrative expenses	0.30	0.23	0.96	0.63
Total expenses	$9.00	$4.99	$25.04	$11.29

In the table above:

•
Interest and other debt expenses increased from $2.99 million and $6.78 million for the three and nine months ended September 30, 2024 to $6.14 million and $16.78 million for the three and nine months ended September 30, 2025. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.
•
Incentive Fees increased from $0.56 million and $1.05 million for the three and nine months ended September 30, 2024 to $0.93 million and $2.49 million for the three and nine months ended September 30, 2025. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees increased from $0.98 million and $2.25 million for the three and nine months ended September 30, 2024 to $1.41 million and $4.12 million for the three and nine months ended September 30, 2025. The increase was primarily driven by an increase in members' capital.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Unrealized appreciation	$1.32	$1.77	$2.61	$1.97
Unrealized depreciation	(1.00)	$(2.15)	(3.21)	(1.30)
Net change in unrealized appreciation (depreciation) on investments	$0.32	$(0.38)	$(0.60)	$0.67

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
	($ in millions)
Portfolio company:
Other, net (1)	$0.28	$(0.20)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	0.22	0.08
Mandrake Bidco, Inc. (dba Miratech)	0.15	0.09
TM Restaurant Group LLC	0.16	(0.43)
AQ Sunshine, Inc. (dba Relation Insurance)	0.11	0.11
Eagle Family Foods Group LLC	0.10	(0.02)
Sonar Acquisitionco, Inc. (dba SimPRO)	0.10	0.28
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	0.05	(0.07)
Ark Data Centers, LLC	—	(0.16)
Blast Bidco Inc. (dba Bazooka Candy Brands)	—	(0.07)
PT Intermediate Holdings III, LLC (dba Parts Town)	—	(0.15)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	—	(0.44)
Summit Buyer, LLC (dba Classic Collision)	—	0.12
Rubrik, Inc.	—	(0.08)
ABC Investment Holdco Inc. (dba ABC Plumbing)	(0.01)	(0.09)
Crewline Buyer, Inc. (dba New Relic)	(0.01)	0.10
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	(0.01)	(0.07)
Valet Waste Holdings, Inc. (dba Valet Living)	(0.01)	(0.13)
DFS Holding Company, Inc.	(0.06)	(0.21)
Hamilton Thorne, Inc.	(0.06)	1.40
Skyway Towers Intermediate LLC	(0.06)	(0.03)
Priority Holdings, LLC (dba Priority Payment)	(0.09)	(0.08)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.17)	(0.23)
Fullsteam Operations LLC	(0.37)	(0.32)
Total	$0.32	$(0.60)

(1) For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $0.43 million and $0.45 million, and gross unrealized depreciation of $(0.17) million and $(0.66) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 218% and 283% . We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$367.50	51%	$750.01	$367.50	51%

We did not issue a capital drawdown for the nine months ended September 30, 2025.

The following table summarizes the total Units issued and proceeds related to capital drawdowns during the nine months ended September 30, 2024:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
July 5, 2024	1,863,521	37.50
August 15, 2024	3,756,273	75.00
Total capital drawdowns	8,632,347	$172.50

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$372.10	$—	$—	$372.10	$—

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

The Credit Facility is drawable in U.S. dollars. As of September 30, 2025, the total commitments under the Credit Facility were $500 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1 billion. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$190.37	$158.55
First Lien/Last-Out Unitranche	8.14	8.53
Total	$198.51	$167.08

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

RECENT DEVELOPMENTS

Credit Facility Amendment

On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreases the Facility Amount to $480 million, decreases the Applicable Spread to 1.85%, amends certain components of the Borrowing Base, resulting in an increase to the Borrowing Base and adds the ability to borrow under a swingline subfacility that is available on a same day basis. Capitalized terms used but not otherwise defined herein have the meanings ascribed thereto in the Fourth Amendment.

The description above is only a summary of the material provisions of the Fourth Amendment and is qualified in its entirety by reference to a copy of the Fourth Amendment, which was filed as Exhibit 10.1 to our current report on Form 8-K, dated October 28, 2025, the terms of which are incorporated herein by reference.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

As of September 30, 2025 and December 31, 2024, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$18.15	$(10.36)	$7.79
Up 200 basis points	12.10	(6.90)	5.20
Up 100 basis points	6.05	(3.45)	2.60
Up 75 basis points	4.54	(2.59)	1.95
Up 50 basis points	3.03	(1.73)	1.30
Up 25 basis points	1.51	(0.86)	0.65
Down 25 basis points	(1.51)	0.86	(0.65)
Down 50 basis points	(3.03)	1.73	(1.30)
Down 75 basis points	(4.54)	2.59	(1.95)
Down 100 basis points	(6.05)	3.45	(2.60)
Down 200 basis points	(12.04)	6.90	(5.14)
Down 300 basis points	(17.90)	10.36	(7.54)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: November 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)