Form 10-K
period 2025-12-31
Phillip Street Middle Market Lending Fund LLC
filed 2026-03-03
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units. As of March 3, 2026, there were 27,234,468 limited liability company common units outstanding.

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2025

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Latin America and Asia, the war between Russia and Ukraine and conflict in the Middle East;
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
•
the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean Phillip Street Middle Market Lending Fund LLC, together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC) ("SCH”), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Goldman Sachs Private Credit Corp. ("GS Credit") and West Bay BDC LLC ("West Bay")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2022. From our formation in 2022 through December 31, 2025, we have originated approximately $1,395.6 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2025
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$846.64	$844.81
First Lien/Last-Out Unitranche	55.31	55.31
Common Stock	2.25	1.40
Total investments	$904.20	$901.52

As of December 31, 2025, our portfolio consisted of 280 investments in 93 portfolio companies across 28 different industries. The largest industries in our portfolio based on fair value as of December 31, 2025 were Software, Commercial Services & Supplies and Diversified Consumer Services, which represented 15%, 11.8% and 8.0%, respectively.

The geographic composition of our portfolio at fair value as of December 31, 2025 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investment in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2025
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.1%	9.2%
First Lien/Last-Out Unitranche(2)(3)	9.5%	9.5%
Common Stock(3)	—	—
Total Portfolio	9.1%	9.2%

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
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in money market funds, if any):

December 31, 2025
Number of portfolio companies	93
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.7x
Weighted average interest coverage(3)	2.2x
Median EBITDA(3)	$81.49

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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.0% of total debt investments at fair value.

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$330.00	56%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
December 22, 2025	1,860,119	$37.50
Total capital drawdowns	1,860,119	$37.50

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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is

comprised of approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by David Miller, our Co-Chief Executive Officer, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 22 years coupled with an average tenure at Goldman Sachs of over 13 years as of December 31, 2025.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee"). As of the date of this report, the Private Credit Investment Committee consists of the following members: James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2025, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 100% secured debt investments (100% in first lien debt). We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority”

(as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and our Board is required to maintain oversight of our participation in the co-investment program.

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

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, Accounts, consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third parties, may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such certain other client accounts managed by our Investment Adviser (collectively with us, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program.

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

____________________________________________________________________________________________________________

1 As of year-end December 2025, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world. Goldman Sachs, with approximately $3.6 trillion in firmwide assets under supervision as of December 31, 2025, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $233 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its nearly 30-year history of private credit investing and includes approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its nearly 30-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 20 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.

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

Our Administrator

Pursuant to our Administration Agreement (as defined below), State Street Bank and Trust Company (in such capacity, the “Administrator”) is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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

For the year ended December 31, 2025, Management Fees amounted to $5.61 million and the Investment Adviser waived $0. As of December 31, 2025, $1.48 million remained payable. For the year ended December 31, 2024, Management Fees amounted to $3.49 million and the Investment Adviser waived $0.

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

For the years ended December 31, 2025 and December 31, 2024, we accrued Incentive Fees of $3.38 million and $1.73 million. As of December 31, 2025, $0.90 million was payable in accordance with the terms of the Investment Advisory Agreement.

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

For the year ended December 31, 2025, we paid our Investment Adviser a total of $8.53 million in fees, which consisted of $5.37 million in Management Fees and $3.16 million in Incentive Fees. For the year ended December 31, 2024, we paid our Investment Adviser a total of $3.99 million in fees, which consisted of $2.74 million in Management Fees and $1.26 million in Incentive Fees.

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

Information regarding how we vote proxies related to portfolio securities is available upon request by writing to Phillip Street Middle Market Lending Fund LLC, Attention: John Psyllos, Investor Relations, 200 West Street, New York, New York 10282.

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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
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

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East, Latin America and Asia (such as natural disasters, epidemics and pandemics, terrorism, military conflicts, social unrest and political instability) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

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

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of Unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to Unitholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on Preferred Units that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings if there were a rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(25.96)%	(16.04)%	3.81%	13.74%
(1)
Based on (i) $946.69 million in total assets as of December 31, 2025, (ii) $449.85 million in outstanding indebtedness as of December 31, 2025, (iii) $476.99 million in net assets as of December 31, 2025, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.48%.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view any consideration of ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us.

Additionally, certain regulatory initiatives, including those relating to disclosure obligations, related to ESG could adversely affect our business. We are, and our portfolio companies may be, or could in the future become subject to, the risk that similar measures might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

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

In addition, the Federal Reserve decreased the federal funds rate three times in 2025, but then decided to hold interest rates steady in January of 2026. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates and pay off their obligations more quickly than originally anticipated, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments. In periods of falling interest rates, the rate of prepayments has historically tended to increase, as borrowers are motivated to pay off debt and refinance at new lower rates.

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

For example, as of December 31, 2025, Software represented 15.0% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, Commercial Services & Supplies represented 11.8% of our portfolio at fair value. Our investments in Commercial Services & Supplies are subject to a variety of risks, including, but not limited to, decreases in demand for their services or supplies relating to seasonality or market forces and various other factors.

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

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Investment Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

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

Unitholders are not permitted to transfer their Units, including a transfer of solely an economic interest, without our prior written consent. While we expect not to unreasonably withhold our prior written consent to transfers by Unitholders, we expect to withhold our consent if any such transfer would (i) be prohibited by or trigger a prepayment under our debt or other credit facilities, (ii) result in a violation of applicable securities law, (iii) result in us no longer being eligible to be treated as a RIC, (iv) result in us being subject to additional regulatory or compliance requirements imposed by laws other than the Exchange Act or the Investment Company Act, or (v) result in our assets becoming “plan assets” of any ERISA Member (as defined in the LLC Agreement) within the meaning of the Plan Assets Regulation (the regulation concerning the definition of “plan assets” under the Employee Retirement Income Security Act of 1974 (“ERISA”) adopted by the United States Department of Labor and codified in 29 C.F.R. §2510.3-101, as modified by Section 3(42) of ERISA). Finally, Units may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions, and therefore investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.

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

Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on distributions we pay.

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

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering group, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

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

As of March 3, 2026, there were approximately two holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
December 22, 2025	1,860,119	$37.50
Total capital drawdowns	1,860,119	$37.50
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
July 5, 2024	1,863,521	37.50
August 15, 2024	3,756,273	75.00
November 15, 2024	1,875,000	37.50
Total capital drawdowns	10,507,347	$210.00

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

The following table summarizes the distributions declared on our Units and Units distributed pursuant to the DRIP (as defined below) to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Year Ended December 31, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194
May 7, 2025	July 2,2025	July 29, 2025	$0.46		481,232
August 6, 2025	October 2, 2025	October 30, 2025	$0.47		496,376
November 5, 2025	December 31, 2025	January 29, 2026	$0.44		530,734
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(2)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
August 7, 2024	October 2, 2024	November 1, 2024	$0.39		351,530
November 7, 2024	December 31, 2024	January 29, 2025	$0.45		456,719

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

Unitholders who elect to have their distributions reinvested in additional Units are generally subject to the same U.S. federal, state and local tax consequences as if they have received the distributions in cash and, for this purpose, Unitholders receiving distributions in the form of Units will generally be treated as receiving distributions equal to the amount of cash that would have been received if the Unitholder had received the distribution in cash (or the fair market value of the Units received through the plan, if the Company issues additional Units with a fair market value equal to or greater than net asset value). However, since a participating Unitholder’s cash distributions would be reinvested in Units, such Unitholder will not receive cash with which to pay applicable taxes on reinvested distributions. A Unitholder’s basis for U.S. federal income tax purposes in the Units received from us pursuant to the DRIP will generally be equal to the amount of cash that would have been received if the Unitholder had received the distribution in cash. Any Units received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such Units are credited to the Unitholder’s account. Further, in the event that following the Commitment Period, a majority-in-interest of the Unitholders indicates their desire to elect to cause us to suspend the reinvestment of proceeds in new investments (other than Additional Investments), the DRIP shall be terminated automatically on the 60th day following receipt of such notice.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through December 31, 2025, we originated approximately $1,395.6 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages”.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with the investment management and advisory agreement (the “Investment Management Agreement”) and the Administration Agreement, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$846.64	$844.81	$562.62	$562.47
First Lien/Last-Out Unitranche	55.31	55.31	39.67	39.64
Common Stock	2.25	1.40	2.25	2.31
Total investments	$904.20	$901.52	$604.54	$604.42

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.1%	9.2%	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	9.5%	9.5%	11.1%	11.1%
Common Stock(4)	—	—	—	—
Total Portfolio	9.1%	9.2%	10.2%	10.2%

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

As of December 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.1% and 9.2%, as compared to 10.2% and 10.2%, as of December 31, 2024.The decrease in total portfolio, First Lien/Senior Secured Debt and First Lien/Last-Out Unitranche weighted average yield at cost and at fair value were primarily due to a decline in interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	93	65
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.4	x
Weighted average interest coverage(3)	2.2x	2.1	x
Median EBITDA(3)	$81.49 million	$76.31 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of December 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.0% and 11.8% of total debt investments at fair value, respectively.

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

	As of
	December 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	892.87	99.0	604.42	100.0
Grade 3	8.65	1.0	—	—
Grade 4	—	—	—	—
Total Investments	$901.52	100.0%	$604.42	100.0%

The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $8.65 million being downgraded from a grade 2 investment rating to a grade 3 investment rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$904.20	100.0%	$604.54	100.0%
Non-accrual	—	—	—	—
Total Investments	$904.20	100.0%	$604.54	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$491.54	$612.02
First Lien/Last-Out Unitranche	43.36	4.95
Common Stock	—	2.25
Total	$534.90	$619.22
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$115.46	$54.11
First Lien/Last-Out Unitranche	23.05	—
Common Stock	—	—
Total	$138.51	$54.11
Net increase in portfolio	$396.39	$565.11
Number of new portfolio companies with new investment commitments	37	37
Total new investment commitment amount in new portfolio companies	$422.44	$533.71
Average new investment commitment amount in new portfolio companies	11.4	14.4
Number of existing portfolio companies with new investment commitments	20	10
Total new investment commitment amount in existing portfolio companies	$112.46	$85.51
Weighted average remaining term for new investment commitments (in years)(2)	5.7	5.9
Percentage of new debt investment commitments at floating interest rates	97.0%	96.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.1%	10.4%
Weighted average yield on new investment commitments(5)	9.1%	10.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.2%	10.6%
Weighted average yield on investments sold or repaid(7)	10.2%	10.6%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2024 and 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Our operating results were as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	($ in millions)
Total investment income	$75.88	$42.41
Net expenses	(34.59)	(17.70)
Net investment income (loss)	$41.29	$24.71
Net realized gain (loss) on investments	0.02	—	(1)
Net unrealized appreciation (depreciation) on investments	(2.56)	(0.55)
Net realized and unrealized gain (losses) on foreign currency translations and transactions	0.08	0.51
Net realized and unrealized gains (losses)	$(2.46)	$(0.04)
Net increase (decrease) in members' capital from operations	$38.83	$24.67

(1) Amount rounds to less than $0.01.

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	($ in millions)
Interest income	$73.69	$40.67
Dividend income	0.63	0.88
Other income	1.56	0.86
Total investment income	$75.88	$42.41

Investment income for the years ended December 31, 2025 and December 31, 2024 was driven by our deployment of capital into income producing investments. The amortized cost of the portfolio increased from $604.5 million as of December 31, 2024 to $904.2 million as of December 31, 2025.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	($ in millions)
Interest and other debt expenses	$23.33	$10.75
Incentive fees	3.38	1.73
Management fees	5.61	3.49
Directors’ fees	0.24	0.12
Professional fees	0.85	0.70
Offering costs	—	—
Other general and administrative expenses	1.18	0.91
Total expenses	$34.59	$17.70
Management fee waiver	—	—
Net Expenses	$34.59	$17.70

In the table above:

•
Interest and other debt expenses increased from $10.75 million for the year ended December 31, 2024 to $23.33 million for the year ended December 31, 2025. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the year.
•
Incentive Fees increased from $1.73 million for the year ended December 31, 2024 to $3.38 million for the year ended December 31, 2025. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees increased from $3.49 million for the year ended December 31, 2024 to $5.61 million for the year ended December 31, 2025. The increase was primarily driven by an increase in members' capital.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	($ in millions)
Unrealized appreciation	2.79	$1.94
Unrealized depreciation	(5.34)	$(2.49)
Net change in unrealized appreciation (depreciation) on investments	$(2.56)	$(0.55)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2025
($ in millions)
Portfolio company:
Hamilton Thorne, Inc.	$1.48
Sonar Acquisitionco, Inc. (dba SimPRO)	0.31
AQ Sunshine, Inc. (dba Relation Insurance)	0.10
Crewline Buyer, Inc. (dba New Relic)	0.10
NC Topco, LLC (dba NContracts)	0.09
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.25)
Ark Data Centers, LLC	(0.34)
Fullsteam Operations LLC	(0.35)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	(0.84)
Other, net (1)	(1.39)
TM Restaurant Group LLC	(1.47)
Total	$(2.56)

(1) For the year ended December 31, 2025, Other, net includes gross unrealized appreciation of $0.72 million and gross unrealized depreciation of $(2.11) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2025 was primarily driven by the financial underperformance of TM Restaurants Group LLC.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 206% and 283%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$330.00	56%	$750.01	$367.50	51%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
December 22, 2025	1,860,119	$37.50
Total capital drawdowns	1,860,119	$37.50
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22.50
June 17, 2024	1,878,400	37.50
July 5, 2024	1,863,521	37.50
August 15, 2024	3,756,273	75.00
November 15, 2024	1,875,000	37.50
Total capital drawdowns	10,507,347	$210.00

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2025:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$449.85	$—	$—	$449.85	$—

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

The Credit Facility is drawable in U.S. dollars. As of December 31, 2025, the total commitments under the Credit Facility were $480 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1 billion. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

Advances under the Credit Facility bear interest (at our election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.25% per annum. We paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, we pay between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreased the Facility Amount (as defined in the Credit Facility) to $480.00 million, decreased the applicable spread, amended certain components of the Borrowing Base (as defined in the Credit Agreement), resulting in an increase to the Borrowing Base and adds the ability to borrow under a swingline sub-facility that is available on a same day basis.

For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$236.38	$158.55
First Lien/Last-Out Unitranche	10.58	8.53
Total	$246.96	$167.08

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

RECENT DEVELOPMENTS

Capital Drawdowns

On January 2, 2026, we delivered a capital drawdown notice to investors relating to the issuance and sale of approximately 2.7 million common units for an aggregate offering price of approximately $52.5 million.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Credit Facility Amendment

On January 16, 2026, SPV entered into a fifth amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment, among other things, increased the Facility Amount to $750 million, and amended certain components of the Borrowing Base, resulting in an increase to the Borrowing Base. Capitalized terms used but not otherwise defined herein have the meanings ascribed thereto in the Fifth Amendment.

The description above is only a summary of the material provisions of the Fifth Amendment and is qualified in its entirety by reference to a copy of the Fifth Amendment, which was filed as Exhibit 10.1 to our current report on Form 8-K, dated January 22, 2026, the terms of which are incorporated herein by reference.

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

As of December 31, 2025 and December 31, 2024, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.67	$(12.52)	$9.15
Up 200 basis points	14.45	(8.35)	6.10
Up 100 basis points	7.22	(4.17)	3.05
Up 75 basis points	5.42	(3.13)	2.29
Up 50 basis points	3.61	(2.09)	1.52
Up 25 basis points	1.81	(1.04)	0.77
Down 25 basis points	(1.81)	1.04	(0.77)
Down 50 basis points	(3.61)	2.09	(1.52)
Down 75 basis points	(5.42)	3.13	(2.29)
Down 100 basis points	(7.22)	4.17	(3.05)
Down 200 basis points	(14.35)	8.35	(6.00)
Down 300 basis points	(20.23)	12.52	(7.71)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Phillip Street Middle Market Lending Fund LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Phillip Street Middle Market Lending Fund LLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2025 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the agent banks, portfolio company investees, and transfer agent; when replies were not received from agent banks or portfolio company investees, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2026

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31,	December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $892,307 and $593,640)	$890,626	$593,545
Non-controlled affiliated investments (cost of $11,893 and $10,902)	10,895	10,874
Total investments, at fair value (cost of $904,200 and $604,542)	$901,521	$604,419
Investments in affiliated money market fund (cost of $18,728 and $9,229)	18,728	9,229
Cash	16,353	11,353
Interest and dividends receivable	5,118	4,261
Deferred financing costs	4,727	5,816
Other assets	247	2,648
Total assets	$946,694	$637,726
Liabilities
Debt	$449,850	$220,100
Interest and other debt expenses payable	6,276	3,737
Management fees payable	1,488	1,245
Incentive fees payable	895	676
Distribution payable	10,544	9,123
Professional fees payable	291	192
Accrued expenses and other liabilities	365	419
Total liabilities	$469,709	$235,492
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (24,055,978 and 20,272,339 units issued and outstanding as of December 31, 2025 and December 31, 2024)	478,363	401,831
Distributable earnings (loss)	(1,378)	403
Total members' capital	$476,985	$402,234
Total liabilities and members' capital	$946,694	$637,726
Net asset value per unit	$19.83	$19.84

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$72,644	$40,023	$9,461
Other income	1,538	846	124
From non-controlled affiliated investments:
Interest income	1,045	647	—
Dividend income	625	875	2,044
Other income	23	14	—
Total investment income	$75,875	$42,405	$11,629
Expenses:
Interest and other debt expenses	$23,317	$10,751	$2,943
Incentive fees	3,383	1,725	206
Management fees	5,613	3,490	1,441
Directors’ fees	243	126	136
Professional fees	854	695	882
Offering costs	—	—	997
Other general and administrative expenses	1,183	909	687
Total expenses	$34,593	$17,696	$7,292
Management fee waiver	—	—	(286)
Net expenses	$34,593	$17,696	$7,006
Net investment income (loss)	$41,282	$24,709	$4,623
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$19	$(1)	$18
Foreign currency transactions	37	521	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,586)	(517)	431
Non-controlled affiliated investments	(970)	(29)	—
Foreign currency translations	45	(7)	—
Net realized and unrealized gains (losses)	$(2,455)	$(33)	$449
Net increase (decrease) in members' capital from operations	$38,827	$24,676	$5,072
Weighted average units outstanding	21,366,040	13,555,799	5,824,201
Basic and diluted net investment income (loss) per unit	$1.93	$1.82	$0.79
Basic and diluted earnings (loss) per unit	$1.82	$1.82	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023

Members' capital at beginning of period	$402,234	$171,570	$96,660
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$41,282	$24,709	$4,623
Net realized gain (loss)	56	520	18
Net change in unrealized appreciation (depreciation)	(2,511)	(553)	431
Net increase (decrease) in members' capital from operations	$38,827	$24,676	$5,072
Distributions to members from:
Distributable earnings	$(40,380)	$(24,278)	$(5,162)
Total distributions to members	$(40,380)	$(24,278)	$(5,162)
Capital transactions:
Issuance of common units	$37,500	$210,000	$75,000
Reinvestment of common unit distributions	38,804	20,266	—
Net increase (decrease) in members' capital from capital transactions	$76,304	$230,266	$75,000
Total increase (decrease) in members' capital	$74,751	$230,664	$74,910
Members' capital at end of period	$476,985	$402,234	$171,570
Distributions recorded per unit	$1.85	$1.62	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$38,827	$24,676	$5,072
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(438,627)	(484,885)	(175,031)
Payment-in-kind interest capitalized	(1,589)	(573)	(11)
Investments in affiliated money market fund, net	(9,499)	313	70,183
Proceeds from sales of investments and principal repayments	143,977	59,670	16,120
Net realized (gain) loss on investments	(19)	1	(18)
Net change in unrealized (appreciation) depreciation on investments	2,556	546	(431)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(45)	7	—
Amortization of premium and accretion of discount, net	(3,400)	(1,760)	(695)
Amortization of deferred financing costs	1,191	976	642
Amortization of deferred offering costs	—	—	997
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(857)	(3,169)	(948)
(Increase) decrease in other assets	2,401	(2,625)	(23)
Increase (decrease) in interest and other debt expenses payable	2,565	2,826	886
Increase (decrease) in professional fees payable	99	(41)	12
Increase (decrease) in management fees payable	243	754	394
Increase (decrease) in accrued organization costs	—	—	(217)
Increase (decrease) in incentive fees payable	219	470	206
Increase (decrease) in accrued deferred offering costs	—	(58)	—
Increase (decrease) in accrued expenses and other liabilities	(54)	198	57
Net cash provided by (used for) operating activities	$(262,012)	$(402,674)	$(82,805)
Cash flows from financing activities:
Proceeds from issuance of common units	$37,500	$210,000	$75,000
Offering costs paid	—	—	(905)
Distributions paid	(155)	(51)	—
Financing costs paid	(128)	(3,804)	(3,605)
Borrowings on debt	277,250	296,050	48,000
Repayments of debt	(47,500)	(93,950)	(30,000)
Net cash provided by (used for) financing activities	$266,967	$408,245	$88,490
Net increase (decrease) in cash	$4,955	$5,571	$5,685
Effect of foreign exchange rate changes on cash and cash equivalents	45	(7)	—
Cash, beginning of period	11,353	5,789	104
Cash, end of period	$16,353	$11,353	$5,789
Supplemental and non-cash activities
Interest expense paid	$18,288	$5,125	$—
Accrued but unpaid distributions	$10,544	$9,123	$5,162
Reinvestment of common unit distributions	$38,804	$20,266	$—
Exchange of investments	$9,967	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 188.7%
United States - 188.7%
1st Lien/Senior Secured Debt - 177.1%
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.67%	S + 5.00%	09/30/31	$4,751	$4,706	$4,728	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	1,919	(9)	(10)	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	1,130	(11)	(6)	(5) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.39%	S + 5.50%	04/19/30	3,226	3,176	3,161	(5) (6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30	509	(7)	(10)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics	8.19%	S + 4.50%	12/23/32	7,028	6,993	6,993	(5) (6)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	2,652	(7)	(7)	(5) (8)
eShipping, LLC	Air Freight & Logistics	8.19%	S + 4.50%	12/23/32	858	103	103	(5) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	468	(2)	(2)	(5) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.42%	S + 4.75%	08/02/32	5,941	5,884	5,882	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	1,819	(9)	(9)	(5) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	708	(7)	(7)	(5) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	202	(2)	(2)	(5) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	5,407	5,311	5,380	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.57%	S + 5.75%	08/01/29	2,997	2,957	2,907	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.57%	S + 5.75%	08/01/29	2,559	660	605	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	1,643	1,609	1,635	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	1,470	523	539	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	815	800	811	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	699	(5)	(21)	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	272	267	270	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies	8.42%	S + 4.75%	10/02/31	9,917	9,821	9,818	(5) (6)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	3,526	(17)	(18)	(5) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	1,763	(17)	(18)	(5) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.44%	S + 4.75%	09/24/31	2,443	2,413	2,418	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.55%	S + 4.75%	09/24/31	1,399	438	441	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.74%	S + 4.75%	09/24/31	700	132	133	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	13,846	13,723	13,708	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,063	4,025	4,022	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,613	2,589	2,586	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,325	(21)	(23)	(5) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	12,430	12,391	12,391	(5) (6)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	3,579	3,560	3,559	(5) (6)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32	2,348	(8)	(8)	(5) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	2,203	2,180	2,180	(5) (6)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32	918	160	160	(5) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32	656	(4)	(4)	(5) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32	335	57	57	(5) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.23%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	13,104	12,809	12,940	(5) (6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.73%	S + 5.00%	08/22/30	1,500	465	469	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.73%	S + 5.00%	08/22/31	747	608	610	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.85%	S + 5.25% (Incl. 2.88% PIK)	12/15/31	8,192	8,120	8,151	(5) (6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.61%	S + 4.75%	12/15/31	2,602	319	319	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.62%	S + 4.75%	12/15/31		$1,106	$296	$300	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.00%	S + 5.25%	04/30/31		3,662	3,619	3,644	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.12%	S + 5.25%	04/30/31		1,091	168	170	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.06%	S + 5.25%	04/30/30		410	399	401	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/30		212	(1)	(1)	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.72%	S + 6.00%	05/01/29		12,601	12,539	12,412	(5) (6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.72%	S + 6.00%	05/01/29		1,321	805	791	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		889	(8)	(13)	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.51%	S + 4.75%	08/05/32		2,811	2,784	2,783	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		858	(4)	(9)	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		751	(7)	(8)	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.40%	S + 4.50%	10/15/31		14,908	14,779	14,833	(5) (6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.29%	S + 4.50%	10/15/31		5,521	2,670	2,678	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.32%	S + 4.50%	10/15/31		2,071	466	473	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.62%	S + 5.00%	10/24/30		5,660	5,601	5,632	(5) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.60%	B + 5.00%	10/24/30	AUD	5,600	3,687	3,718	(5) (6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 5.00%	10/24/30		566	(5)	(3)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		14,990	14,926	14,915	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		4,893	4,862	4,868	(5) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(9)	(11)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.67%	S + 6.00%	10/04/30		4,399	4,316	4,300	(5) (6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(8)	(12)	(5) (7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.15%	S + 5.25%	11/01/30		19,777	19,524	19,481	(5) (6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(29)	(35)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.17%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		4,727	4,644	4,491	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	11.17%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		346	340	329	(5) (6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.67%	S + 6.00%	04/26/29		7,680	7,570	7,469	(5) (6) (7) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.89%	S + 6.00%	04/26/29		3,610	1,640	1,590	(5) (7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.81%	S + 6.00%	04/26/29		722	690	680	(5) (7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.69%	S + 5.00%	06/06/31		8,313	8,269	8,272	(5) (6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		4,306	(20)	(22)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		832	(7)	(4)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.68%	S + 5.00%	06/06/31		712	386	396	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services	8.67%	S + 5.00%	03/17/32		7,159	7,114	7,106	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		1,116	(7)	(8)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		714	(6)	(5)	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.36%	S + 5.50%	07/25/28		12,378	12,287	12,223	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28		8,385	8,239	8,343	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28		1,300	1,277	1,294	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	8.86%	S + 5.00%	07/25/28		237	33	29	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.96%	S + 5.00%	05/01/31		10,483	10,397	10,378	(5) (6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.90%	S + 5.00%	05/01/31		2,754	1,961	1,951	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(12)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.07%	S + 6.25%	08/15/30		9,684	9,482	9,635	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.08%	S + 6.25%	08/15/30		4,131	1,516	1,533	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30		$511	$(7)	$(3)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31		4,605	4,566	4,559	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		2,832	—	—	(5) (8)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31		2,323	528	517	(5) (7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		1,918	(9)	(15)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31		1,842	1,826	1,823	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		944	—	—	(5) (6) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/32		15,420	15,343	15,343	(5) (6)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32		5,140	(13)	(13)	(5) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/32		1,940	136	136	(5) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29		8,794	8,729	8,750	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.77%	S + 5.00%	12/06/29		1,716	758	759	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29		1,384	1,373	1,377	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		1,171	(6)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29		384	372	382	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		261	(1)	(1)	(5) (7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.34%	S + 4.50%	07/30/32		7,582	7,510	7,507	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32		948	(9)	(9)	(5) (7) (8)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31		6,488	6,445	6,440	(5) (6) (7)
Celero Commerce LLC	Financial Services	8.60%	S + 5.00%	02/28/31		1,545	176	170	(5) (7) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		515	(3)	(4)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	9.11%	S + 5.25%	08/08/31		11,154	11,048	11,042	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		3,718	(17)	(37)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		1,239	(12)	(12)	(5) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.22%	S + 5.50%	09/26/30		7,014	6,947	6,943	(5) (6) (7) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		391	(4)	(4)	(5) (7) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.97%	S + 5.25%	02/24/31		4,309	4,275	4,288	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(5)	(3)	(5) (7) (8)
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%	08/12/30		18,040	17,894	17,860	(5) (6) (7)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		2,255	(17)	(23)	(5) (7) (8)
Rubix Foods, LLC	Food Products	8.47%	S + 4.75%	04/30/31		10,902	10,803	10,793	(5) (6)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		846	(8)	(8)	(5) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.42%	S + 4.75%	12/11/30		5,826	5,750	5,767	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		965	(12)	(10)	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%	11/28/31	EUR	11,492	12,323	13,235	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%	11/28/31		5,768	4,219	4,153	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.25%	11/28/31		4,230	4,155	4,146	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%	11/28/31		28	—	(1)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.72%	S + 5.00%	08/07/31		3,859	3,822	3,820	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		334	(4)	(3)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		149	(3)	(1)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.57%	S + 5.75%	06/13/28		4,669	4,591	4,622	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 5.75%	06/13/28		2,359	(23)	(24)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 5.75%	06/13/28		532	(8)	(5)	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.99%	S + 5.00%	12/18/29		20,318	20,275	20,216	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	$1,428	$(5)	$(7)	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.84%	S + 5.00%	12/18/29	704	179	179	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	8.17%	S + 4.50%	12/03/32	18,179	18,146	18,146	(5) (6)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	2,722	(7)	(7)	(5) (8)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,212	(6)	(6)	(5) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.97%	S + 4.25%	05/19/32	4,813	4,791	4,789	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	2,533	—	(13)	(5) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,013	(5)	(5)	(5) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.72%	S + 6.00%	09/30/31	9,597	9,504	9,501	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	1,371	(13)	(14)	(5) (7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	18,587	18,355	18,355	(5) (6)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure		S + 4.75%	12/31/31	2,935	(18)	(18)	(5) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	978	477	477	(5) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.99%	S + 5.00%	04/14/31	4,540	4,489	4,484	(5) (6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.94%	S + 5.00%	04/14/31	1,051	708	704	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	527	(6)	(7)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure	11.08%	S + 7.25%	07/26/28	10,473	10,313	8,850	(5) (6) (7)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(12)	(199)	(5) (7) (8)
CURiO Brands LLC	Household Products	8.92%	S + 5.25%	04/02/31	4,576	4,535	4,531	(5) (6)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	748	(3)	(7)	(5) (8)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	374	(3)	(4)	(5) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/31	14,992	14,866	14,917	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/31	6,348	3,646	3,656	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/30	1,180	368	372	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.17%	S + 4.50%	11/22/32	7,594	7,556	7,556	(5) (6)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	11/22/32	1,280	(3)	(3)	(5) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	11/22/32	1,126	(6)	(6)	(5) (8)
Ark Data Centers, LLC	IT Services	8.42%	S + 4.75%	11/27/30	12,750	12,532	12,368	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.71%	S + 4.75%	11/27/30	7,500	1,647	1,500	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.72%	S + 4.75%	11/27/30	2,250	1,013	983	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	6,179	6,079	6,148	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	4,308	4,267	4,287	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	2,398	(30)	(12)	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	2,183	2,151	2,172	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	1,631	(14)	(8)	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.17%	S + 4.50%	06/03/32	13,900	13,837	13,830	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	4,322	—	(22)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.22%	S + 4.50%	06/03/32	2,105	182	181	(5) (8)
US Signal Company, LLC	IT Services	9.37%	S + 5.50%	09/04/29	15,258	15,139	15,105	(5) (6) (7)
US Signal Company, LLC	IT Services	9.52%	S + 5.50%	09/04/29	4,689	3,479	3,468	(5) (7) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,347	(17)	(23)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	4,018	4,008	3,998	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	458	(1)	(2)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	385	381	383	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	315	312	313	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	$6,383	$6,281	$6,319	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	826	813	818	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	419	162	163	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%	06/30/32	6,084	6,027	6,024	(5) (6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(5)	(11)	(5) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.72%	S + 5.00%	06/30/32	934	116	115	(5) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.34%	S + 4.50%	08/20/31	16,917	16,773	16,833	(5) (6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	3,076	(24)	(15)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31	8,870	8,792	8,782	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.57%	S + 4.75%	12/26/31	2,287	554	543	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.43%	S + 4.75%	12/26/31	1,146	361	360	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	9.57%	S + 5.75%	09/03/30	5,699	5,579	5,642	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28	1,126	(19)	(11)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	9.59%	S + 5.75%	09/03/30	669	658	662	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30	525	(10)	(5)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30	219	(4)	(2)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29	6,637	6,562	6,471	(5) (6) (7)
Engage2Excel, Inc.	Professional Services	10.91%	S + 6.50%	07/01/29	551	380	372	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.22%	S + 4.50%	08/18/32	5,688	5,654	5,660	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	3,065	(15)	(15)	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	1,224	(11)	(6)	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	8.17%	S + 4.50%	09/19/31	4,064	4,029	4,024	(5) (6) (7)
Westwood Professional Services Inc.	Professional Services	8.17%	S + 4.50%	09/19/31	1,189	395	390	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	617	(5)	(6)	(5) (7) (8)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	4,624	4,571	4,571	(5) (6)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	4,497	4,446	4,446	(5) (6)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	879	(8)	(9)	(5) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.22%	S + 4.50%	08/29/31	5,872	5,822	5,813	(5) (6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.32%	S + 4.50%	08/29/31	1,174	258	253	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	734	(6)	(7)	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	11,823	—	—	(5) (6) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	3,537	—	—	(5) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	1,516	—	—	(5) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	2,883	2,831	2,868	(5) (6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	189	187	188	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	183	179	182	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	7.82%	S + 4.15%	07/28/31	10,567	10,478	10,514	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(10)	(13)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(10)	(6)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(3)	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26	2,115	2,104	2,099	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26	275	274	273	(5) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	164	(1)	(1)	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	10.59%	S + 6.75%	11/08/30	7,262	7,121	7,189	(5) (6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(13)	(7)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
KPA Parent Holdings, Inc.	Software	8.22%	S + 4.50%	03/12/32	$8,511	$8,434	$8,426	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,216	(5)	(12)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	851	(8)	(9)	(5) (7) (8)
ML Holdco, LLC (dba MeridianLink)	Software	8.37%	S + 4.50%	10/25/32	5,338	5,312	5,311	(5) (6)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,389	(3)	(3)	(5) (8)
NC Topco, LLC (dba NContracts)	Software	8.22%	S + 4.50%	09/01/31	16,061	15,928	15,981	(5) (6)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	4,582	(19)	(23)	(5) (8)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	1,833	(15)	(9)	(5) (8)
One, Inc. Software Corporation	Software	8.26%	S + 4.50%	12/06/32	12,396	12,273	12,272	(5) (6)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	2,384	(12)	(12)	(5) (8)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	954	(9)	(10)	(5) (8)
Onyx CenterSource, Inc.	Software	9.39%	S + 5.25%	12/14/29	6,148	6,033	6,086	(5) (6) (7)
Onyx CenterSource, Inc.	Software	9.39%	S + 5.25%	12/14/29	466	426	430	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	8.67%	S + 5.00%	12/17/31	13,618	13,498	13,550	(5) (6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,409	(15)	(17)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,705	(15)	(9)	(5) (7) (8)
Singlewire Software, LLC	Software	8.59%	S + 4.75%	05/10/30	12,549	12,426	12,455	(5) (6) (7)
Singlewire Software, LLC	Software	8.42%	S + 4.75%	05/10/30	7,669	7,499	7,611	(5) (6) (7)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	2,258	(37)	(17)	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	4,542	—	—	(5) (6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	505	—	—	(5) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.42%	S + 4.75%	01/30/32	14,522	14,391	14,376	(5) (6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,081	(26)	(61)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	1,824	(16)	(18)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.67%	S + 5.00%	06/02/31	8,451	8,382	8,451	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	8,237	(18)	(103)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.69%	S + 5.00%	06/02/31	4,633	3,772	3,808	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	1,089	256	265	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.76%	S + 5.00%	12/05/31	10,165	10,001	9,999	(5) (6)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	1,297	(19)	(19)	(5) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	105	(2)	(2)	(5) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%	10/07/30	3,224	3,163	3,192	(5) (6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%	10/07/30	1,807	1,772	1,789	(5) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	13,050	12,907	12,104	(5) (6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.94%	S + 5.25%	12/31/29	1,494	163	71	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	900	97	37	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.67%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	14,257	14,239	14,043	(5) (6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	832	(1)	(12)	(5) (7) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	5,176	—	—	(5) (6) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	1,090	—	—	(5) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	908	—	—	(5) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.27%	S + 4.50%	12/06/32	4,335	4,292	4,291	(5) (6)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	1,591	(8)	(8)	(5) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	597	(6)	(6)	(5) (8)
Total 1st Lien/Senior Secured Debt						846,642	844,813

The accompanying notes are an integral part of these consolidated financial statements

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 11.6%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.09%	S + 6.25%	12/07/28	6,255	$6,215	$6,224	(5) (6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.08%	S + 6.25%	12/07/28	3,745	$3,555	$3,559	(5) (7) (8)
K2 Towers II, LLC	Wireless Telecommunication Services	8.23%	S + 4.58%	05/02/29	10,337	$9,779	$9,727	(5) (6) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	8.37%	S + 4.67%	12/06/28	21,039	$17,473	$17,463	(5) (8)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.58%	S + 4.58%	05/15/29	999	$909	$909	(5) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	6,095	$6,061	$6,065	(5) (6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	4,993	$390	$401	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	3,143	$3,121	$3,127	(5) (6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	1,858	$908	$910	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.58%	S + 3.75%	08/31/28	7,666	$6,898	$6,926	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						55,309	55,311
Total United States						$901,951	$900,124
Total Debt Investments						$901,951	$900,124

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street Middle Market Lending Fund LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(12)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.3%
United States - 0.3%
Common Stock - 0.3%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$240	(5) (7) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,156	(5) (7) (10) (13)
Peppertree Towers, LLC	Wireless Telecommunication Services	12/18/25	1	1	1	(5) (13)
Total Common Stock				2,249	1,397
Total United States				$2,249	$1,397
Total Equity Securities				$2,249	$1,397
Total Investments - 189.0%				$904,200	$901,521
Investments in Affiliated Money Market Fund - 3.9%
United States - 3.9%
Goldman Sachs Financial Square Government Fund - Institutional Shares			18,728,207	$18,728	$18,728	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				18,728	18,728
Total United States				$18,728	$18,728
Total Investments and Investments in Affiliated Money Market Fund - 192.9%				$922,928	$920,249

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2025, the rate for the 1 month S was 3.69%, 3 month S was 3.65%, 6 month S was 3.57%, 1 month B was 3.55%, 3 month B was 3.74%, 3 month E was 2.03% and 3 month P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.

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

(8)

Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these securities is $16,286 or 1.7% of the Company’s total assets.

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

(12)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $1,397 or 0.3% of the Company's net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of December 31, 2025 is 3.67%.

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

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023
Prepayment premiums	$174	$163	$284
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,687	$794	$401

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of December 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $16,353 and $11,353, respectively. Foreign currency of $1,930 and $167 (acquisition cost of $1,892 and $174) is included in cash as of December 31, 2025 and December 31, 2024, respectively.

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

The Company has a distribution reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a Unitholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the Unitholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional Units, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional Units. Unitholders who receive distributions in the form of additional Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, Unitholders receiving distributions in the form of Units will generally be treated as receiving distributions equal to the amount of cash that would have been received if the Unitholder had received the distribution in cash (or the fair market value of the Units received through the plan, if the Company issues additional Units with a fair market value equal to or greater than net asset value); however, since the cash distributions of participants in the plan will be reinvested, those Unitholders will not receive cash with which to pay any applicable taxes.

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

For the years ended December 31, 2025, 2024 and 2023, Management Fees amounted to $5,613, $3,490 and $1,441, and the Investment Adviser voluntarily waived $0, $0 and $286 of its Management Fees, respectively. As of December 31, 2025, $1,488 remained payable.

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

Pre-incentive fee net investment income means interest income, distribution income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to State Street Bank and Trust Company (in such capacity, the "Administrator") under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding private equity securities, but excluding the Incentive Fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return to Unitholders the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

For the years ended December 31, 2025, 2024 and 2023, the Company accrued Incentive Fees of $3,383, $1,725 and $206, respectively. As of December 31, 2025, $895 was payable in accordance with the terms of the Investment Advisory Agreement.

Administration and Custodian Fees

The Company has entered into an administration agreement (the "Administration Agreement") with the Administrator under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company's Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $676, $462 and $296, respectively. As of December 31, 2025, $170 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $49, $51 and $51, respectively. As of December 31, 2025, $14 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of December 31, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$471,031	$(461,532)	$—	$—	$18,728	$625
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	10,874	1,502	(511)	—	(970)	10,895	1,068
Total Non-Controlled Affiliates	$20,103	$472,533	$(462,043)	$—	$(970)	$29,623	$1,693
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,542	$508,196	$(508,509)	$—	$—	$9,229	$875
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,187	(284)	—	(29)	10,874	661
Total Non-Controlled Affiliates	$9,542	$519,383	$(508,793)	$—	$(29)	$20,103	$1,536

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2025 and December 31, 2024, there were $161 and $36, respectively, included within Professional fees payable, and $0 and $26, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$846,642	$844,813	$562,624	$562,474
1st Lien/Last-Out Unitranche	55,309	55,311	39,671	39,636
Common Stock	2,249	1,397	2,247	2,309
Total investments	$904,200	$901,521	$604,542	$604,419

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	15.0%	28.2%	13.3%	19.8%
Commercial Services & Supplies	11.8	22.3	8.0	12.1
Diversified Consumer Services	8.0	15.1	9.1	13.7
IT Services	7.2	13.6	7.4	11.1
Wireless Telecommunication Services	6.1	11.6	6.6	9.9
Financial Services	5.3	10.0	7.7	11.6
Construction & Engineering	5.2	9.9	5.8	8.7
Trading Companies & Distributors	3.9	7.4	7.4	11.1
Food Products	3.8	7.2	4.2	6.3
Hotels, Restaurants & Leisure	3.6	6.9	3.2	4.9
Machinery	3.6	6.8	4.6	7.0
Health Care Technology	3.6	6.8	2.4	3.6
Health Care Providers & Services	3.2	6.0	1.4	2.1
Insurance	2.9	5.6	2.7	4.1
Health Care Equipment & Supplies	2.4	4.5	2.6	3.9
Containers & Packaging	2.2	4.1	3.2	4.9
Professional Services	1.9	3.5	1.9	2.8
Energy Equipment & Services	1.7	3.2	—	—
Air Freight & Logistics	1.4	2.7	—	—
Specialty Retail	1.4	2.6	1.7	2.5
Textiles, Apparel & Luxury Goods	1.1	2.1	0.5	0.7
Aerospace & Defense	0.9	1.7	0.6	0.9
Leisure Products	0.8	1.5	1.2	1.9
Electrical Equipment	0.8	1.5	1.1	1.6
Media	0.7	1.3	1.1	1.6
Distributors	0.5	1.0	0.8	1.2
Household Products	0.5	1.0	—	—
Consumer Staples Distribution & Retail	0.5	0.9	0.7	1.1
Chemicals	—	—	0.8	1.2
Total	100.0%	189.0%	100.0%	150.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$644,206	Discounted cash flows	Discount Rate	8.2% - 21.6%	9.3%
	2,616	Collateral analysis	Recovery Rate	—	100.0%
1st Lien/Last-Out Unitranche	36,939	Discounted cash flows	Discount Rate	8.1% - 9.9%	8.7%
Equity
Common Stock	$1,396	Comparable multiples	EV/EBITDA(6)	10.0x - 12.2x	11.8x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$416,612	Discounted cash flows	Discount Rate	8.6% - 12.5%	9.9%
1st Lien/Last-Out Unitranche	39,636	Discounted cash flows	Discount Rate	8.8% - 11.4%	10.5%
Equity
Common Stock	$2,309	Comparable multiples	EV/EBITDA(6)	10.0x - 13.5x	13.0x

(1)
As of December 31, 2025, included within Level 3 assets of $887,532 is an amount of $202,375 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $681,145, or 76.9%, of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2024, included within Level 3 Assets of $577,192 is an amount of $118,635 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $456,248, or 79.4%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$13,989	$830,824	$844,813	$—	$27,227	$535,247	$562,474
1st Lien/Last-Out Unitranche	—	—	55,311	55,311	—	—	39,636	39,636
Common Stock	—	—	1,397	1,397	—	—	2,309	2,309
Investments in Affiliated Money Market Fund	18,728	—	—	18,728	9,229	—	—	9,229
Total	$18,728	$13,989	$887,532	$920,249	$9,229	$27,227	$577,192	$613,648

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2025
1st Lien/Senior Secured Debt	$535,247	$409,969	$19	$(1,562)	$(115,918)	$3,069	$—	$—	$830,824	$(1,841)
1st Lien/Last-Out Unitranche	39,636	34,754	—	36	(19,367)	252	—	—	55,311	42
Common Stock	2,309	1	—	(913)	—	—	—	—	1,397	(914)
Total assets	$577,192	$444,724	$19	$(2,439)	$(135,285)	$3,321	$—	$—	$887,532	$(2,713)
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$149,830	$443,947	$(1)	$(616)	$(59,584)	$1,671	$—	$—	$535,247	$(600)
1st Lien/Last-Out Unitranche	27,588	12,044	—	(79)	—	83	—	—	39,636	(79)
Common Stock	—	2,247	—	62	—	—	—	—	2,309	62
Total assets	$177,418	$458,238	$(1)	$(633)	$(59,584)	$1,754	$—	$—	$577,192	$(617)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2025 and December 31, 2024, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 206% and 283%.

The Company's outstanding debt was as follows:

	December 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$480,000	$30,150	$449,850	$500,000	$279,900	$220,100
Total debt	$480,000	$30,150	$449,850	$500,000	$279,900	$220,100

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 6.48% and 7.94%, respectively. The average debt of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was $322,050 and $104,372, respectively.

Credit Facility

SPV entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. The Company serves as collateral manager under the Credit Facility.

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 2.25% per annum. SPV paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, SPV pays between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreased the Facility Amount (as defined in the Credit Facility) to $480.00 million, decreased the applicable spread, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase to the Borrowing Base and adds the ability to borrow under a swingline sub-facility that is available on a same day basis.

The Credit Facility is drawable in U.S. dollars. As of December 31, 2025, the total commitments under the Credit Facility were $480,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of December 31, 2025, SPV and the Company were in compliance with these covenants.

Costs of 7,536 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $4,727 and $5,816.

The following table presents summary information regarding the Credit Facility:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$20,869	$8,283	$373
Facility fees	1,257	1,492	1,928
Amortization of financing costs	1,191	976	642
Total	$23,317	$10,751	$2,943
Weighted average interest rate	6.48%	7.94%	8.28%
Average outstanding balance	$322,050	$104,372	$5,062	*

* Average outstanding debt balance was calculated beginning on February 10, 2023, the date on which SPV entered into the Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$330,000	56%	$750,010	$367,500	51%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,401	$—
ABC Investment Holdco Inc. (dba ABC Plumbing)	1,942	2,967
Accommodations Plus Technologies LLC	879	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,381	2,465
AI Titan Parent, Inc. (dba Prometheus)	1,644	1,908
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	16,799	—
AQ Sunshine, Inc. (dba Relation Insurance)	3,462	6,039
Ark Data Centers, LLC	6,975	9,751
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
BCTO Bluebill Buyer, Inc. (dba Ren)	948	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	3,502	3,701
Businessolver.com, Inc.	3,935	—
Celero Commerce LLC	1,879	—
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	5,451	2,751
Circustrix Holdings, LLC (dba SkyZone)	251	167
Coding Solutions Acquisition, Inc. (dba CorroHealth)	483	576
Convenient Payments Acquisition, Inc.	164	—
Crewline Buyer, Inc. (dba New Relic)	725	725
CURiO Brands LLC	1,122	—
Eagle Family Foods Group LLC	2,255	2,255
Edko, LLC	5,289	—
Engage2Excel, Inc.	165	165
EnviroSmart, LLC (dba ES Integrated)	1,504	—
eShipping, LLC	3,871	—
Frontline Road Safety Operations, LLC	2,325	—
Fullsteam Operations LLC	4,957	10,654
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	4,403	6,902
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	4,028	2,935
Hamilton Thorne, Inc.	1,528	5,768
Highfive Dental Holdco, LLC	2,892	532
Ideal Components Acquisition, LLC (dba Ideal Tridon)	1,930	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	2,406	—
Kene Acquisition, Inc. (dba Entrust)	4,036	—
KPA Parent Holdings, Inc.	2,067	—
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,140	2,100
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
ML Holdco, LLC (dba MeridianLink)	1,389	—
NC Topco, LLC (dba NContracts)	6,415	6,415
NCWS Intermediate, Inc. (dba National Carwash Solutions)	2,112	2,082
Newtek Merchant Solutions, LLC (dba NewtekOne)	391	—
Octane Purchaser, Inc. (dba Office Ally)	3,547	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	2,323	2,323
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	3,424	—
One, Inc. Software Corporation	3,337	—
Onyx CenterSource, Inc.	31	310
PAS Parent Inc. (dba Pace Analytical)	4,289	—
PDDS Holdco, Inc. (dba Planet DDS)	1,371	—
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	6,934	—
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	3,049	—
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
PT Intermediate Holdings III, LLC (dba Parts Town)	832	979
QBS Parent, Inc. (dba Quorum Software)	6,235	955
Recorded Books Inc. (dba RBMedia)	1,870	471
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,496	3,181
Rubix Foods, LLC	846	—
Runway Bidco, LLC (dba Redwood Software)	5,114	5,114
Singlewire Software, LLC	2,258	1,438
Sonar Acquisitionco, Inc. (dba SimPRO)	566	4,906
SpecialtyCare, Inc.	1,948	—
Splash Car Wash, Inc.	1,830	—
Spotless Brands, LLC	203	5,651
Summit Buyer, LLC (dba Classic Collision)	9,887	3,932
Sundance Group Holdings, Inc. (dba NetDocuments)	5,016	—

\

	Unfunded Commitment Balances
	December 31, 2025	December 31, 2024
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	$2,391	$3,498
Superman Holdings, LLC (dba Foundation Software)	2,183	7,112
Supreme Fitness Group NY Holdings, LLC	860	—
TEI Intermediate LLC (dba Triumvirate Environmental)	3,071	3,578
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	7,107	—
TM Restaurant Group LLC	1,286	4,286
Tropical Bidco, LLC (dba Tropical Cheese)	965	804
Trystar, LLC	7,461	3,488
UFT Buyer LLC (dba United Flow Technologies)	2,187	8,193
US Signal Company, LLC	3,521	7,043
USA DeBusk, LLC	1,135	1,257
Valet Waste Holdings, Inc. (dba Valet Living)	1,399	1,739
Vamos Bidco, Inc. (dba VIP)	7,905	—
VASA Fitness Buyer, Inc.	3,088	722
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	458	—
Westwood Professional Services Inc.	1,405	1,563
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,609	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	2,728	—
Arrow Buyer, Inc. (dba Archer Technologies)	—	487
DFS Holding Company, Inc.	—	648
Easy Mile Fitness, LLC	—	1,841
Formulations Parent Corporation (dba Chase Corp)	—	835
HealthEdge Software, Inc.	—	1,358
Rubrik, Inc.	—	64
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	—	748
Total 1st Lien/Senior Secured Debt	$236,376	$158,547
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$167	1,000
K2 Towers II, LLC	559	—
K2 Towers III, LLC	3,561	714
Peppertree Towers, LLC	90	—
Skyway Towers Intermediate LLC	4,566	1,886
Tarpon Towers II LLC	938	1,438
Towerco IV Holdings, LLC	702	1,203
Thor FinanceCo LLC (dba Harmoni Towers)	—	2,289
Total 1st Lien/Last-Out Unitranche	$10,583	$8,530
Total	$246,959	$167,077

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
December 22, 2025	1,860,119	$37,500
Total capital drawdowns	1,860,119	$37,500
For the Year Ended December 31, 2024
May 24, 2024	1,134,153	$22,500
June 17, 2024	1,878,400	37,500
July 5, 2024	1,863,521	37,500
August 15, 2024	3,756,273	75,000
November 15, 2024	1,875,000	37,500
Total capital drawdowns	10,507,347	$210,000
For the Year Ended December 31, 2023
September 18, 2023	1,906,612	$37,500
October 31, 2023	1,887,267	37,500
Total capital drawdowns	3,793,879	$75,000
Total capital drawdowns	16,161,345	$322,500

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Year Ended December 31, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194
May 7, 2025	July 2,2025	July 29, 2025	$0.46		481,232
August 6, 2025	October 2, 2025	October 30, 2025	$0.47		496,376
November 5, 2025	December 31, 2025	January 29, 2026	$0.44		530,734
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.43	(2)	190,814
May 1, 2024	July 2, 2024	July 30, 2024	$0.35		211,833
August 7, 2024	October 2, 2024	November 1, 2024	$0.39		351,530
November 7, 2024	December 31, 2024	January 29, 2025	$0.45		456,719
For the Year Ended December 31, 2023
November 1, 2023	December 29, 2023	January 29, 2024	$0.59		261,789

(1)
$0.04 is considered a capital gain distribution.
(2)
$0.05 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in Members' Capital from operations	$38,827	$24,676	$5,072
Weighted average units outstanding	21,366,040	13,555,799	5,824,201
Basic and diluted earnings (loss) per units	$1.82	$1.82	$0.87

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Distributions paid from:
Ordinary Income	$40,139	$24,260	$5,162
Net Long-Term Capital Gains	241	18	—
Total Taxable Distributions	$40,380	$24,278	$5,162

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Undistributed Ordinary Income - net	$576	$680	$403
Undistributed Long-Term Capital Gains	994	241	18
Total Undistributed Earnings	$1,570	$921	$421
Capital Loss Carryforward
Perpetual Long-Term	$—	$—	$—
Perpetual Short-Term	—	—	—
Timing Differences (Organizational Costs)	(335)	(364)	(392)
Unrealized Earnings (Losses)—net	(2,613)	(154)	424
Total Accumulated Earnings (Losses)—net	$(1,378)	$403	$453

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Tax cost	$922,900	$613,795	$186,537
Gross unrealized appreciation	2,982	2,374	608
Gross unrealized depreciation	(5,595)	(2,521)	(185)
Net unrealized investment appreciation on investments	$(2,613)	$(147)	$423

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales and differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and differences in the tax treatment of underlying investments. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company reclassified $228, $448, and ($937) from total distributable earnings (loss) to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net increase (decrease) in members' capital resulting from operations	$38,827	$24,676	$5,072
Adjustments:
Net unrealized losses (gains)	$2,511	$553	$(431)
Income not currently taxable	(228)	(390)	(61)
Income for tax but not for book	—	—	—
Expenses not currently deductible	—	(58)	1,032
Expenses for tax but not for book	(29)	(29)	(29)
Realized gain (loss) differences	(53)	26	—
Taxable income net of capital loss carryforward	$41,028	$24,778	$5,583
Nondeductible net investment loss	—	—	—
Taxable income(1)	$41,028	$24,778	$5,583

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

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 6, 2022 (commencement of operations) to December 31,
	2025	2024	2023	2022
Per Unit Data:(1)
Members' Capital, beginning of period	$19.84	$19.61	$19.51	$20.00
Net investment income (loss)	1.93	1.82	0.79	(0.56)
Net realized and unrealized gains (losses)(2)	(0.09)	0.03	(0.10)	0.07
Net increase (decrease) in Members' Capital from operations(2)	$1.84	$1.85	$0.69	$(0.49)
Distributions from net investment income	(1.85)	(1.62)	(0.59)	—
Total increase (decrease) in Members' Capital	$(0.01)	$0.23	$0.10	$(0.49)
Members' Capital, end of period	$19.83	$19.84	$19.61	$19.51
Units outstanding, end of period	24,055,978	20,272,339	8,749,026	4,955,147
Weighted average units outstanding	21,366,040	13,555,799	5,824,201	1,511,486
Total return based on Members' Capital (3)	9.27%	9.43%	3.54%	(2.45)%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$476,985	$402,234	$171,570	$96,660
Ratio of net expenses to average Members' Capital	8.03%	6.50%	6.13%	12.64%
Ratio of net expenses before Management fee waiver to average Members' Capital	8.03%	6.50%	6.38%	12.64%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.83%	1.92%	3.38%	12.64%
Ratio of interest and other debt expenses to average Members' Capital	5.41%	3.95%	2.57%	—%
Ratio of incentive fees to average Members' Capital	0.79%	0.63%	0.18%	—%
Ratio of total expenses to average Members' Capital	8.03%	6.50%	6.38%	12.64%
Ratio of net investment income to average Members' Capital	9.58%	9.08%	4.04%	(7.76)%
Portfolio turnover	21%	17%	22%	—%

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

Capital Drawdown

On January 2, 2026, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.7 million common units for an aggregate offering price of approximately $52,500.

Fifth Amendment to the Credit Facility

On January 16, 2026, SPV entered into a fifth amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment, among other things, increased the Facility Amount to $750 million, and amended certain components of the Borrowing Base, resulting in an increase to the Borrowing Base. Capitalized terms used but not otherwise defined herein have the meanings ascribed thereto in the Fifth Amendment.

The description above is only a summary of the material provisions of the Fifth Amendment and is qualified in its entirety by reference to a copy of the Fifth Amendment, which was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated January 22, 2026, the terms of which are incorporated herein by reference.

Distribution

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Phillip Street Middle Market Lending Fund LLC – Tax Information (unaudited)

During the year ended December 31, 2025, the Company designated 98.10% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2025, the Company designated 94.98% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $241,056 or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company designated $576,149 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal

Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Board of Directors and Executive Officers

The current directors were appointed to their positions in August 2022, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than fifteen (15) years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 75th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. Such policies may be changed by the directors without a Unitholder vote.

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
Richard A. Mark (72)	Director since December 31, 2025

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present) and Director, Home Centered Care Institute (2021–Present). He was formerly Director, Almost Home Kids (2016–2021) and Director, Mylan N.V. (2019–2020).

Director—the Company; GS BDC; SCH; GS PMMC II; GS Credit; and West Bay

Viatris Inc.; Home Centered Care Institute; GS BDC; GS PMMC II, SCH; GS Credit; West Bay
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

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Vivek Bantwal	48	Co-Chief Executive Officer
David Miller	56	Co-Chief Executive Officer
Tucker Greene	50	Chief Operating Officer
Stanley Matuszewski	39	Chief Financial Officer and Treasurer
John Lanza	55	Principal Accounting Officer
Julien Yoo	54	Chief Compliance Officer
Caroline Kraus	48	Chief Legal Officer
Justin Betzen	45	Vice President
Greg Watts	49	Vice President
Jennifer Yang	42	Vice President
Matthew Carter	39	Vice President

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

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors, as a member of the Governance and Nominating Committee, Compliance Committee, Contract Review Committee and as the Chair of the Audit Committee of the Company, SCH and West Bay since December 2025. Since August 2025, he has served on the Board of Directors of PMMC II, and effective December 31, 2025, he began serving as Chair of the Audit Committee and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of PMMC II. Mr. Mark also serves on the Board of Directors, as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and Contract Review Committee of GS BDC and GS Credit. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board.

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

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since August 2022. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, GS PMMC II, GS Credit and West Bay, and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Vivek Bantwal. Mr. Bantwal has served as Co-Chief Executive Officer of the Company and each of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay since August 2025, and also serves as global co-head of Private Credit within Goldman Sachs Asset Management, L.P. (together with The Goldman Sachs Group, Inc., Goldman Sachs & Co. LLC and their subsidiaries and affiliates, “Goldman Sachs”). He joined Goldman Sachs in 1999, was named managing director in 2007, and partner in 2012. Mr. Bantwal serves as a member of the Private Credit Investment Committee, Asset Management Investment Grade Private Credit and Asset Finance Investment Committee, and the Firmwide Conduct Committee. He previously held the role of Global Head of the Financing Group within Investment Banking and co-chaired the Firmwide Capital Committee. Before that, he was Chief Operating Officer of the Global Markets Division. Earlier in his career, Mr. Bantwal co-headed the Americas Credit Finance Group, where he managed the firm’s Leveraged Finance and Structured Finance businesses. Mr. Bantwal also contributes to several organizations, including serving on the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania, the Leadership Council of the Mindich Child Health and Development Institute at Mount Sinai, and the board of the American India Foundation. Mr. Bantwal earned a BS in Economics from the Wharton School of the University of Pennsylvania.

David Miller. Mr. Miller is the Co-Chief Executive Officer of the Company and has served in such capacity since August 2022. Mr. Miller is also the Co-Chief Executive Officer of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the Chief Operating Officer of the Company and has served in such capacity since May 2023. Mr. Greene is also the Chief Operating Officer of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. Mr. Greene previously served as a Vice President of the Company from August 2022 to May 2023, and also previously served as a Vice President of GS BDC, SCH, GS PMMC II, Goldman Sachs Middle Market Lending Corp. II (prior to its merger with and into GS Credit) and GS Credit. He is also a managing director in Goldman Sachs Asset Management Private Credit. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. He is a Vice President in Private Credit within GSAM. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the Principal Accounting Officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the Principal Accounting Officer of GS BDC, SCH, GS PMMC II and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight and before that he managed the GSAM Alternative Investments Global Fund Services Group.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since August 2022. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2022. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS PMMC II, GS Credit and West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since August 2022. Mr. Betzen is also a Vice President of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since August 2022. Mr. Watts is also a Vice President of GS BDC, SCH, GS PMMC II, GS Credit, and West Bay. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since August 2022. Ms. Yang is also a Vice President of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, GS PMMC II, GS Credit and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Mark is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2025.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board (and election by the Preferred Unitholders, if applicable), when necessary, selecting nominees to fill vacancies on the Board of Directors or any committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

The Governance and Nominating Committee held two formal meetings in 2025.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to us, the compliance processes of the Investment Adviser, the Placement Agent, the Administrator and the Transfer Agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held four formal meetings in 2025.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Contract Review Committee. Each of the members of the Contract Review Committee will be an Independent Director. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Management Agreement and our placement agency, transfer agency and certain other agreements with the Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, agents, professional (legal and accounting) firms and printing firms.

The Contract Review Committee held one formal meeting in 2025.

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

Compensation of Directors

For the fiscal year ended December 31, 2025, each Independent Director was compensated with a $30,000 annual fee (which could increase to $60,000 if our called capital exceeds $375,000,000) for his or her services as a director. In addition, the Chair earned an annual fee of $10,000 (which could increase to $20,000 if the total called capital exceeds $375,000,000), and the director designated as “audit committee financial expert” received an additional $4,000 (which could increase to $8,000 if our total called capital exceeds $375,000,000) for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation from the Company for the Year Ended December 31, 2025(1)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2025(2)
Interested Director
Kaysie Uniacke	—	—
Independent Directors
Jaime Ardila (3)	$80,000	$485,000
Susan B. McGee	$60,000	$415,000
Former Independent Directors
Ross J. Kari (4)(5)	$68,000	$443,000

(1)
We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
(2)
Reflects compensation earned during the year ended December 31, 2025. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, SCH, GS PMMC II, Goldman Sachs Middle Market Lending Corp. II (prior to its merger with and into GS Credit) and GS Credit.
(3)
Includes compensation as Chair of the Board.
(4)
Includes compensation as audit committee financial expert.
(5)
Mr. Kari retired from the Board of Directors and all committees thereof, effective as of the close of business on December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of March 3, 2026, certain ownership information with respect to the Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Interested Director
Kaysie Uniacke	—	—	—
Independent Directors
Jaime Ardila	—	—	—
Richard A. Mark	—	—	—
Susan B. McGee	—	—	—
Executive Officers
Vivek Bantwal	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	Record/Beneficial	—	—

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

For the year ended December 31, 2025, we paid GSAM a total of $8.53 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $5.37 million in Management Fees and $3.16 Incentive Fees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2025 and 2024 were $388,200 and $312,800, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2025.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and 2024 were $1,352,891 and $1,500,337. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2025.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2025.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

Aggregate Non-Audit Fees

The aggregate fees billed for non-audit services to GSAM and its affiliates by PricewaterhouseCoopers LLP for services for the year ended December 31, 2025 was $19.0 million and for the year ended December 31, 2024 was $20.7 million.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 75 of this annual report on Form 10-K.
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

3.2

Second Amended and Restated Limited Liability Company Agreement of Phillip Street Middle Market Lending Fund LLC, dated December 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on December 3, 2025)

3.3

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Phillip Street Middle Market Lending Fund LLC, dated as of March 1, 2023, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 000-56488), filed on March 2, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 814-01579), filed on March 5, 2024).

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

10.9

Amendment No. 4 to Loan, Security and Collateral Management Agreement, dated as of October 28, 2025, by and among Phillip Street Middle Market Lending Fund LLC, as collateral manager, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent, arranger and swingline lender, and State Street Bank and Trust Company, as collateral custodian.

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

PHILLIP STREET MIDDLE MARKET LENDING FUND LLC

Date: March 3, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

Each person whose signature appears below constitutes and appoints Vivek Bantwal, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2026.

Signature	Title
/s/ Vivek Bantwal Vivek Bantwal	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer (Co-Principal Executive Officer)
David Miller
.

/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ John Lanza	Principal Accounting Officer
John Lanza

/s/ Jaime Ardila Jaime Ardila	Chairperson of the Board of Directors

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director