Form 10-Q
period 2026-03-31
Phillip Street BDC LLC
filed 2026-05-12
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01579

Phillip Street BDC LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-0758632
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

Phillip Street Middle Market Lending Fund LLC

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

As of May 12, 2026, there were 27,827,482 limited liability company common units outstanding.

Phillip Street BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Quarterly Report on Form 10-Q because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street BDC LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31,	December 31,
	2026 (Unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $932,840 and $892,307)	$926,975	$890,626
Non-controlled affiliated investments (cost of $0 and $11,893)	—	10,895
Total investments, at fair value (cost of $932,840 and $904,200)	$926,975	$901,521
Investments in affiliated money market fund (cost of $14,973 and $18,728)	14,973	18,728
Cash	18,169	16,353
Interest and dividends receivable	4,778	5,118
Deferred financing costs	5,628	4,727
Other assets	16,653	247
Total assets	$987,176	$946,694
Liabilities
Debt	$428,350	$449,850
Interest and other debt expenses payable	6,506	6,276
Management fees payable	1,214	1,488
Incentive fees payable	987	895
Distribution payable	—	10,544
Professional fees payable	267	291
Accrued expenses and other liabilities	744	365
Total liabilities	$438,068	$469,709
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (27,234,468 and 24,055,978 units issued and outstanding as of March 31, 2026 and December 31, 2025)	541,386	478,363
Distributable earnings (loss)	7,722	(1,378)
Total members' capital	$549,108	$476,985
Total liabilities and members' capital	$987,176	$946,694
Net asset value per unit	$20.16	$19.83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$21,502	$16,014
Other income	239	295
From non-controlled affiliated investments:
Interest income	—	258
Dividend income	153	161
Other income	—	3
Total investment income	$21,894	$16,731
Expenses:
Interest and other debt expenses	$6,767	$4,903
Incentive fees	987	723
Management fees	1,214	1,333
Directors’ fees	58	59
Professional fees	239	160
Other general and administrative expenses	289	315
Total expenses	$9,554	$7,493
Net investment income (loss)	$12,340	$9,238
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Foreign currency transactions	(47)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(4,184)	(260)
Non-controlled affiliated investments	998	(288)
Foreign currency translations	(7)	2
Net realized and unrealized gains (losses)	$(3,240)	$(546)
Net increase (decrease) in members' capital from operations	$9,100	$8,692
Weighted average units outstanding	26,628,058	20,586,967
Basic and diluted net investment income (loss) per unit	$0.46	$0.45
Basic and diluted earnings (loss) per unit	$0.34	$0.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

Members' capital at beginning of period	$476,985	$402,234
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$12,340	$9,238
Net realized gain (loss)	(47)	—
Net change in unrealized appreciation (depreciation)	(3,193)	(546)
Net increase (decrease) in members' capital from operations	$9,100	$8,692
Capital transactions:
Issuance of common units	$52,500	$—
Reinvestment of common unit distributions	10,523	9,061
Net increase (decrease) in members' capital from capital transactions	$63,023	$9,061
Total increase (decrease) in members' capital	$72,123	$17,753
Members' capital at end of period	$549,108	$419,987
Distributions recorded per unit	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$9,100	$8,692
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(65,573)	(75,659)
Payment-in-kind interest capitalized	(449)	(356)
Investments in affiliated money market fund, net	3,755	(6,340)
Proceeds from sales of investments and principal repayments	38,151	3,027
Net change in unrealized (appreciation) depreciation on investments	3,186	548
Net change in unrealized (appreciation) depreciation on foreign currency translations	7	(2)
Amortization of premium and accretion of discount, net	(769)	(413)
Amortization of deferred financing costs	360	289
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	340	(264)
(Increase) decrease in other assets	(16,406)	2,544
Increase (decrease) in interest and other debt expenses payable	230	979
Increase (decrease) in professional fees payable	(24)	54
Increase (decrease) in management fees payable	(274)	88
Increase (decrease) in incentive fees payable	92	47
Increase (decrease) in accrued expenses and other liabilities	379	27
Net cash provided by (used for) operating activities	$(27,895)	$(66,739)
Cash flows from financing activities:
Proceeds from issuance of common units	$52,500	$—
Distributions paid	(21)	(62)
Financing costs paid	(1,261)	—
Borrowings on debt	56,500	71,000
Repayments of debt	(78,000)	—
Net cash provided by (used for) financing activities	$29,718	$70,938
Net increase (decrease) in cash	$1,823	$4,199
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	2
Cash, beginning of period	16,353	11,353
Cash, end of period	$18,169	$15,554
Supplemental and non-cash activities
Interest expense paid	$5,956	$3,452
Reinvestment of common unit distributions	$10,523	$9,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 168.5%
United States - 168.5%
1st Lien/Senior Secured Debt - 159.5%
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	02/27/33	$15,525	$—	$—	(5) (6) (7)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	02/27/33	3,038	—	—	(5) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.70%	S + 5.00%	09/30/31	4,739	4,695	4,716	(5) (6) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	1,919	(9)	(10)	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.91%	P + 4.00%	09/30/31	1,130	208	213	(5) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.16%	S + 5.50%	04/18/30	2,917	2,874	2,859	(5) (6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/18/30	509	(7)	(10)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics	8.20%	S + 4.50%	12/23/32	7,028	6,994	6,958	(5) (6) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	2,652	(6)	(27)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics	10.25%	P + 3.50%	12/23/32	858	49	45	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	468	(2)	(5)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.45%	S + 4.75%	08/02/32	5,941	5,886	5,882	(5) (6) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	1,819	(8)	(18)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	708	(6)	(7)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	202	(2)	(2)	(5) (7) (8)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	19,083	—	—	(5) (6) (7)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	2,097	—	—	(5) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	5,393	5,303	5,366	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.52%	S + 5.75%	08/01/29	2,989	2,952	2,899	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.52%	S + 5.75%	08/01/29	2,557	1,040	986	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	1,639	1,607	1,630	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.60%	S + 6.50%	08/01/29	1,470	1,002	1,016	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	813	799	809	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	699	(5)	(21)	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	271	266	270	(5) (6) (8)
Edko, LLC	Commercial Services & Supplies	8.45%	S + 4.75%	10/02/31	9,892	9,800	9,793	(5) (6) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	3,526	(16)	(35)	(5) (7) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	1,763	(16)	(18)	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.71%	S + 5.00%	09/24/31	2,437	2,408	2,406	(5) (6) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	1,398	591	590	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	700	219	219	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	13,921	13,802	13,747	(5) (6) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,086	4,050	4,035	(5) (6) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,627	2,604	2,594	(5) (6) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,325	(20)	(29)	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.17%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	13,111	12,827	12,947	(5) (6) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.67%	S + 5.00%	08/22/30	1,500	766	765	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.66%	S + 5.00%	08/22/31	745	733	736	(5) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.85%	S + 5.25% (Incl. 2.88% PIK)	12/15/31	8,250	8,181	8,209	(5) (6) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31	2,602	1,679	1,685	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31	1,106	297	300	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.93%	S + 5.25%	04/30/31	3,653	3,612	3,617	(5) (6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/31	971	688	688	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/30	410	399	399	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.94%	S + 5.25%	04/30/30	249	55	54	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.67%	S + 6.00%	05/01/29		$12,569	$12,511	$12,381	(5) (6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.67%	S + 6.00%	05/01/29		1,321	937	923	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	08/05/32		2,811	2,785	2,783	(5) (6) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		858	(4)	(9)	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		751	(7)	(7)	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		14,908	14,783	14,759	(5) (6) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		5,521	2,671	2,650	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		2,071	466	462	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.79%	B + 4.75%	10/24/30		5,660	5,603	5,604	(5) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.86%	B + 4.75%	10/24/30	AUD	5,600	3,688	3,825	(5) (6) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		566	(4)	(6)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		14,952	14,891	14,765	(5) (6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		4,881	4,851	4,820	(5) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(8)	(27)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.70%	S + 6.00%	10/04/30		4,388	4,309	4,289	(5) (6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(8)	(12)	(5) (7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	8.92%	S + 5.25%	11/01/30		19,727	19,485	19,431	(5) (6) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(27)	(35)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.20%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		4,786	4,707	4,451	(5) (6) (8)
DFS Holding Company, Inc.	Distributors	11.20%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		351	345	326	(5) (6) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.70%	S + 6.00%	04/26/29		7,661	7,558	7,431	(5) (6) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.67%	S + 6.00%	04/26/29		3,610	1,932	1,870	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29		722	(9)	(22)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31		8,845	8,791	8,801	(5) (6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		4,306	(19)	(22)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31		832	63	65	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		160	(6)	(1)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services	8.70%	S + 5.00%	03/17/32		7,854	7,801	7,795	(5) (6) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		3,968	(15)	(30)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		1,116	(7)	(8)	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.17%	S + 5.50%	07/25/28		12,347	12,264	12,223	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.45%	S + 5.75%	07/25/28		8,363	8,230	8,322	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.49%	S + 5.75%	07/25/28		1,297	1,275	1,290	(5) (6) (8)
Spotless Brands, LLC	Diversified Consumer Services	8.67%	S + 5.00%	07/25/28		237	44	40	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.65%	S + 5.00%	05/01/31		10,456	10,374	10,352	(5) (6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.66%	S + 5.00%	05/01/31		2,750	2,726	2,723	(5) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(11)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.02%	S + 6.25%	08/15/30		9,659	9,467	9,611	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.03%	S + 6.25%	08/15/30		4,131	2,858	2,884	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30		511	(6)	(3)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31		4,295	4,259	4,252	(5) (6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31		2,446	(6)	(24)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31		2,322	2,301	2,298	(5) (8)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31		1,837	1,822	1,819	(5) (6) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		1,163	(9)	(12)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.17%	S + 4.50%	08/06/31		815	812	807	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		$652	$(3)	$(7)	(5) (7) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.20%	S + 4.50%	12/31/32		15,463	15,388	15,309	(5) (6) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32		5,097	(12)	(51)	(5) (7) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.20%	S + 4.50%	12/31/32		1,940	282	272	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29		8,772	8,711	8,728	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29		1,714	756	757	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29		1,381	1,370	1,374	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		1,171	(5)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29		383	372	381	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		261	(1)	(1)	(5) (7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32		7,582	7,512	7,469	(5) (6) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32		948	(8)	(14)	(5) (7) (8)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31		6,488	6,447	6,440	(5) (6) (8)
Celero Commerce LLC	Financial Services	8.72%	S + 5.00%	02/28/31		1,545	428	421	(5) (7) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		515	(3)	(4)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	8.89%	S + 5.25%	08/08/31		11,154	11,052	11,014	(5) (6) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		3,718	(17)	(46)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		1,239	(11)	(15)	(5) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.17%	S + 5.50%	09/26/30		6,996	6,932	6,926	(5) (6) (8) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		391	(3)	(4)	(5) (7) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.92%	S + 5.25%	02/24/31		4,298	4,266	4,266	(5) (6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(4)	(5)	(5) (7) (8)
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%	08/12/30		17,815	17,676	17,637	(5) (6) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		2,255	(17)	(23)	(5) (7) (8)
Rubix Foods, LLC	Food Products	8.42%	S + 4.75%	04/30/31		10,875	10,779	10,657	(5) (6) (8)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		846	(7)	(17)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.45%	S + 4.75%	12/11/30		8,303	8,195	8,220	(5) (6) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		965	(11)	(10)	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.26%	E + 5.25%	11/28/31	EUR	11,492	12,331	13,017	(5) (6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.26%	E + 5.25%	11/28/31		5,768	4,182	4,153	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.92%	S + 5.25%	11/28/31		4,230	4,158	4,146	(5) (6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%	11/28/31		28	—	(1)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.67%	S + 5.00%	08/07/31		3,845	3,810	3,807	(5) (6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		334	(4)	(3)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		149	(3)	(1)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.52%	S + 5.75%	06/13/28		4,657	4,586	4,610	(5) (6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.56%	S + 5.75%	06/13/28		2,359	111	109	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.52%	S + 5.75%	06/13/28		532	206	208	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.66%	S + 5.00%	12/18/29		20,267	20,226	20,166	(5) (6) (8)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29		1,428	(5)	(7)	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.67%	S + 5.00%	12/18/29		703	179	179	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	8.20%	S + 4.50%	12/03/32		18,179	18,147	17,952	(5) (6) (8)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32		2,722	(6)	(34)	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32		1,212	(6)	(15)	(5) (7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.92%	S + 4.25%	05/19/32		4,813	4,792	4,753	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	$2,533	$—	$(32)	(5) (7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	—	—	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,013	(4)	(13)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	9,597	9,507	9,405	(5) (6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	1,371	(13)	(27)	(5) (7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.45%	S + 4.75%	12/31/31	18,540	18,316	18,309	(5) (6) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	2,935	439	423	(5) (7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.45%	S + 4.75%	12/31/31	978	184	183	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.66%	S + 5.00%	04/14/31	4,529	4,480	4,472	(5) (6) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.66%	S + 5.00%	04/14/31	1,051	708	704	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	527	(6)	(7)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	10,446	9,997	8,827	(5) (6) (8) (10)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(14)	(199)	(5) (7) (8) (10)
CURiO Brands LLC	Household Products	8.70%	S + 5.00%	04/02/31	4,565	4,525	4,519	(5) (6) (8)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	748	(3)	(7)	(5) (7) (8)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	374	(3)	(4)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	15,581	—	—	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/31	14,954	14,832	14,805	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/31	6,339	5,592	5,579	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	3,719	—	—	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/32	1,860	—	—	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/30	1,180	369	366	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.20%	S + 4.50%	11/22/32	7,594	7,557	7,518	(5) (6) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	11/22/32	1,280	(3)	(13)	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.19%	S + 4.50%	11/22/32	1,126	251	245	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	12,750	12,541	12,304	(5) (6) (8)
Ark Data Centers, LLC	IT Services	8.41%	S + 4.75%	11/27/30	7,500	1,651	1,463	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	2,250	1,840	1,796	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	6,164	6,069	6,133	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	4,297	4,259	4,276	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	2,398	(28)	(12)	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	2,177	2,147	2,166	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	1,631	388	400	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.20%	S + 4.50%	06/03/32	13,865	13,805	13,796	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	4,322	—	(22)	(5) (7)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,105	(9)	(11)	(5) (7)
US Signal Company, LLC	IT Services	9.27%	S + 5.50%	09/04/29	15,258	15,146	15,105	(5) (6) (8)
US Signal Company, LLC	IT Services	9.27%	S + 5.50%	09/04/29	4,695	3,487	3,474	(5) (7) (8)
US Signal Company, LLC	IT Services	9.28%	S + 5.50%	09/04/29	2,347	629	622	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	4,008	3,999	3,968	(5) (6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	1,992	1,983	1,972	(5) (6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	458	(1)	(5)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	384	380	380	(5) (6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	314	312	311	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	6,367	6,274	6,271	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	824	812	812	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	$419	$246	$245	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.70%	S + 5.00%	06/30/32	6,069	6,013	6,009	(5) (6) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(5)	(11)	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%	06/30/32	934	116	115	(5) (7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.17%	S + 4.50%	08/20/31	16,917	16,778	16,748	(5) (6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	3,076	(23)	(31)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%	12/26/31	8,848	8,772	8,738	(5) (6) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31	2,286	553	536	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%	12/26/31	1,146	270	265	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30	8,446	8,318	8,362	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	08/31/29	1,478	668	672	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30	991	980	981	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30	623	(10)	(6)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30	259	(4)	(3)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/01/29	6,619	6,549	6,453	(5) (6) (8)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/01/29	551	380	372	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.17%	S + 4.50%	08/18/32	5,674	5,640	5,631	(5) (6) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	3,065	(14)	(23)	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	1,224	(10)	(9)	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	8.20%	S + 4.50%	09/19/31	6,755	6,708	6,721	(5) (6) (8)
Westwood Professional Services Inc.	Professional Services	8.20%	S + 4.50%	09/19/31	1,188	394	394	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	617	(5)	(3)	(5) (7) (8)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	4,613	4,562	4,543	(5) (6) (8)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	4,486	4,436	4,419	(5) (6) (8)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	879	(8)	(13)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.17%	S + 4.50%	08/29/31	5,872	5,824	5,755	(5) (6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.17%	S + 4.50%	08/29/31	1,174	258	241	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	734	(6)	(15)	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.20%	S + 4.50%	01/22/33	11,823	11,765	11,675	(5) (6) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	3,537	(9)	(44)	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.20%	S + 4.50%	01/22/33	1,516	245	234	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	2,876	2,826	2,847	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	189	187	187	(5) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	182	179	181	(5) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	7.85%	S + 4.15%	07/28/31	10,567	10,481	10,408	(5) (6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(10)	(39)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(9)	(19)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(9)	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26	2,110	2,101	2,088	(5) (6) (8)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26	275	274	272	(5) (8)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	164	(1)	(2)	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	10.42%	S + 6.75%	11/08/30	7,262	7,127	7,153	(5) (6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(12)	(11)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software	8.17%	S + 4.50%	03/12/32	8,511	8,436	8,384	(5) (6) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,216	(5)	(18)	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	$851	$(7)	$(13)	(5) (7) (8)
ML Holdco, LLC (dba MeridianLink)	Software	8.17%	S + 4.50%	10/25/32	5,338	5,312	5,284	(5) (6) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,389	(3)	(14)	(5) (7) (8)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31	16,022	15,893	15,822	(5) (6) (8)
NC Topco, LLC (dba NContracts)	Software	8.42%	S + 4.75%	09/02/31	4,582	4,542	4,525	(5) (8)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31	1,833	(14)	(23)	(5) (7) (8)
One, Inc. Software Corporation	Software	8.20%	S + 4.50%	12/06/32	12,396	12,276	12,210	(5) (6) (8)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	2,384	(11)	(36)	(5) (7) (8)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	954	(9)	(14)	(5) (7) (8)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	13,020	—	—	(5) (6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	5,580	—	—	(5) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	2,325	—	—	(5) (7)
Runway Bidco, LLC (dba Redwood Software)	Software	8.70%	S + 5.00%	12/17/31	13,584	13,467	13,448	(5) (6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,409	(14)	(34)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,705	(14)	(17)	(5) (7) (8)
Singlewire Software, LLC	Software	8.45%	S + 4.75%	05/10/30	12,517	12,400	12,392	(5) (6) (8)
Singlewire Software, LLC	Software	8.45%	S + 4.75%	05/10/30	7,644	7,483	7,568	(5) (6) (8)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	2,258	(35)	(23)	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	8,383	8,363	8,278	(5) (6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	4,542	4,516	4,485	(5) (6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	505	(3)	(6)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.45%	S + 4.75%	01/30/32	14,485	14,359	14,268	(5) (6) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,081	(25)	(91)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	1,824	(15)	(27)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	8,430	8,363	8,388	(5) (6) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	8,237	(18)	(62)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	4,622	4,232	4,246	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	1,089	257	259	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	9,575	9,426	9,432	(5) (6) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	1,297	595	594	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	105	(1)	(2)	(5) (7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	3,216	3,158	3,184	(5) (6) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	1,802	1,769	1,784	(5) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	13,123	12,988	12,172	(5) (6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.93%	S + 5.25%	12/31/29	1,494	439	346	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	900	98	38	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.45%	S + 4.75%	04/09/30	14,321	14,304	14,106	(5) (6) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	832	(1)	(12)	(5) (7) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	5,176	5,125	5,124	(5) (6)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	908	429	431	(5) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	10.75%	P + 4.00%	01/24/33	872	72	72	(5) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	218	(2)	(2)	(5) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.70%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	4,373	4,332	4,319	(5) (6) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.20%	S + 4.50%	12/06/32	1,591	177	165	(5) (7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.17%	S + 4.50%	12/06/32	597	34	32	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						881,103	875,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 9.0%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.92%	S + 6.25%	12/07/28	$6,255	$6,218	$6,224	(5) (6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.92%	S + 6.25%	12/07/28	3,745	3,723	3,726	(5) (8)
K2 Towers II, LLC	Wireless Telecommunication Services	8.28%	S + 4.58%	05/02/29	10,337	9,778	9,727	(5) (6) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	8.34%	S + 4.67%	12/06/28	21,039	18,017	17,916	(5) (7) (8)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.28%	S + 4.58%	05/15/29	999	909	904	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.70%	S + 5.03%	12/22/28	6,095	6,064	6,065	(5) (6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.70%	S + 5.03%	12/22/28	4,993	558	567	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.25%	S + 4.75%	02/01/29	3,143	3,123	3,127	(5) (6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.42%	S + 4.75%	02/01/29	1,858	997	998	(5) (7) (8)
Total 1st Lien/Last-Out Unitranche						49,387	49,254
Total United States						$930,490	$925,251
Total Debt Investments						$930,490	$925,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(12)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.3%
United States - 0.3%
Common Stock - 0.3%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$267	(5) (8) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,355	(5) (8) (13)
Peppertree Towers, LLC	Wireless Telecommunication Services	12/18/25	1	1	1	(5) (8) (13)
Total Common Stock				2,249	1,623
Preferred Stock - 0.0%
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	01/09/26	101,574	$101	$101	(5) (8) (13)
Total Preferred Stock				101	101
Total United States				$2,350	$1,724
Total Equity Securities				$2,350	$1,724
Total Investments - 168.8%				$932,840	$926,975
Investments in Affiliated Money Market Fund - 2.7%
United States - 2.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares			14,972,673	$14,973	$14,973	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				14,973	14,973
Total United States				$14,973	$14,973
Total Investments and Investments in Affiliated Money Market Fund - 171.5%				$947,813	$941,948

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2026, the rate for the 1 month S was 3.66%, 3 month S was 3.68%, 6 month S was 3.70%, 1 month B was 4.06%, 3 month B was 4.31%, 3 month E was 2.08% and 3 month P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.

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

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, the aggregate fair value of these non-qualifying assets is $16,345 or 1.7% of the Company’s total assets.

(10)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".

(11)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(12)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $1,724 or 0.3% of the Company's net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of March 31, 2026 is 3.56%.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

Phillip Street BDC LLC

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

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these non-qualifying asset is $16,286 or 1.7% of the Company’s total assets.

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Phillip Street BDC LLC (the “Company”) (formerly known as Phillip Street Middle Market Lending Fund LLC) is a Delaware limited liability company formed on July 13, 2022. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2022. The Company commenced operations on October 6, 2022. On November 2, 2022, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase units of the Company’s limited liability interest (“Units”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Prepayment premiums	$203	$1
Accelerated amortization of upfront loan origination fees and unamortized discounts	$311	$31

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

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded in Other income when earned. Administrative agent fees received by the Company are recorded in Other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.1% and 0.9% of the total investments (excluding an investment in a money market fund, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of March 31, 2026 and December 31, 2025, the Company held an aggregate cash balance of $18,169 and $16,353, respectively. Foreign currency of $2,445 and $1,930 (acquisition cost of $2,414 and $1,892) is included in cash as of March 31, 2026 and December 31, 2025, respectively.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2026 and 2025, Management Fees amounted to $1,214 and $1,333. As of March 31, 2026, $1,214 remained payable.

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

For the three months ended March 31, 2026 and 2025, the Company accrued Incentive Fees of $987 and $723, respectively. As of March 31, 2026, $987 remained payable in accordance with the terms of the Investment Advisory Agreement.

Administration and Custodian Fees

The Company has entered into an administration agreement (the "Administration Agreement") with the Administrator under which the Administrator provides various accounting and administrative services to the Company. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company's Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $179 and $156. As of March 31, 2026, $289 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses. For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $13 and $13, respectively. As of March 31, 2026, $14 remained payable.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of March 31, 2026 and December 31, 2025. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$18,728	$138,093	$(141,848)	$—	$—	$14,973	$153
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	10,895	—	(11,893)	—	998	—	—
Total Non-Controlled Affiliates	$29,623	$138,093	$(153,741)	$—	$998	$14,973	$153
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$471,031	$(461,532)	$—	$—	$18,728	$625
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,874	1,502	(511)	—	(970)	10,895	1,068
Total Non-Controlled Affiliates	$20,103	$472,533	$(462,043)	$—	$(970)	$29,623	$1,693

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were $148 and $161, respectively, included within Professional fees payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts” which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$881,103	$875,997	$846,642	$844,813
1st Lien/Last-Out Unitranche	49,387	49,254	55,309	55,311
Preferred Stock	101	101	—	—
Common Stock	2,249	1,623	2,249	1,397
Total investments	$932,840	$926,975	$904,200	$901,521

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.8%	28.4%	15.0%	28.2%
Commercial Services & Supplies	9.9	16.7	11.8	22.3
Diversified Consumer Services	8.1	13.6	8.0	15.1
IT Services	7.3	12.4	7.2	13.6
Wireless Telecommunication Services	5.3	9.0	6.1	11.6
Financial Services	5.1	8.7	5.3	10.0
Construction & Engineering	5.1	8.5	5.2	9.9
Trading Companies & Distributors	4.5	7.6	3.9	7.4
Food Products	3.9	6.6	3.8	7.2
Hotels, Restaurants & Leisure	3.5	6.0	3.6	6.9
Machinery	3.5	5.9	3.6	6.8
Health Care Technology	3.5	5.8	3.6	6.8
Health Care Providers & Services	3.0	5.3	3.2	6.0
Insurance	3.1	5.2	2.9	5.6
Health Care Equipment & Supplies	2.3	3.9	2.4	4.5
Containers & Packaging	2.1	3.5	2.2	4.1
Professional Services	2.1	3.6	1.9	3.5
Energy Equipment & Services	1.7	2.8	1.7	3.2
Air Freight & Logistics	1.4	2.3	1.4	2.7
Specialty Retail	1.4	2.3	1.4	2.6
Textiles, Apparel & Luxury Goods	1.1	1.8	1.1	2.1
Aerospace & Defense	0.9	1.5	0.9	1.7
Leisure Products	0.8	1.3	0.8	1.5
Electrical Equipment	1.0	1.7	0.8	1.5
Media	1.1	1.8	0.7	1.3
Distributors	0.5	0.9	0.5	1.0
Household Products	0.5	0.9	0.5	1.0
Consumer Staples Distribution & Retail	0.5	0.8	0.5	0.9
Total	100.0%	168.8%	100.0%	189.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$847,981	Discounted cash flows	Discount Rate	8.2% - 13.6%	8.9%
	6,471	Comparable multiples	EV/EBITDA(6)	—	3.5x
	2,157	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	49,254	Discounted cash flows	Discount Rate	8.0% - 12.4%	8.5%
Equity
Preferred Stock	$101	Comparable multiples	EV/EBITDA(6)	—	13.3x
Common Stock	1,623	Comparable multiples	EV/EBITDA(6)	10.0x - 26.0x	12.7x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$644,206	Discounted cash flows	Discount Rate	8.2% - 21.6%	9.3%
	2,616	Collateral analysis	Recovery Rate	—	100.0%
1st Lien/Last-Out Unitranche	36,939	Discounted cash flows	Discount Rate	8.1% - 9.9%	8.7%
Equity
Common Stock	$1,396	Comparable multiples	EV/EBITDA(6)	10.0x - 12.2x	11.8x

(1)
As of March 31, 2026, included within Level 3 assets of $913,212 is an amount of $5,625 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $897,235, or 98.4%, of Level 3 bank loans, corporate debt, and other debt obligations.
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
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$13,763	$862,234	$875,997	$—	$13,989	$830,824	$844,813
1st Lien/Last-Out Unitranche	—	—	49,254	49,254	—	—	55,311	55,311
Preferred Stock	—	—	101	101	—	—	—	—
Common Stock	—	—	1,623	1,623	—	—	1,397	1,397
Investments in Affiliated Money Market Fund	14,973	—	—	14,973	18,728	—	—	18,728
Total	$14,973	$13,763	$913,212	$941,948	$18,728	$13,989	$887,532	$920,249

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2026
1st Lien/Senior Secured Debt	$830,824	$64,800	$—	$(3,276)	$(30,802)	$688	$—	$—	$862,234	$(3,223)
1st Lien/Last-Out Unitranche	55,311	1,121	—	(134)	(7,123)	79	—	—	49,254	(107)
Preferred Stock	—	101	—	—	—	—	—	—	101	—
Common Stock	1,397	—	—	226	—	—	—	—	1,623	226
Total assets	$887,532	$66,022	$—	$(3,184)	$(37,925)	$767	$—	$—	$913,212	$(3,104)
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$535,247	$74,352	$—	$(171)	$(2,834)	$385	$—	$—	$606,979	$(207)
1st Lien/Last-Out Unitranche	39,636	831	—	(24)	—	25	—	—	40,468	(24)
Common Stock	2,309	—	—	(302)	—	—	—	—	2,007	(302)
Total assets	$577,192	$75,183	$—	$(497)	$(2,834)	$410	$—	$—	$649,454	$(533)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 228% and 206%.

The Company's outstanding debt was as follows:

	March 31, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$750,000	$321,650	$428,350	$480,000	$30,150	$449,850
Total debt	$750,000	$321,650	$428,350	$480,000	$30,150	$449,850

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and for the year ended December 31, 2025 was 5.53% and 6.48%, respectively. The average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 and the year ended December 31, 2025 was $438,444 and $322,050, respectively.

Credit Facility

SPV entered into the Credit Facility on February 10, 2023 with Ally Bank (“Ally”) as administrative agent and collateral agent. State Street Bank and Trust Company serves as collateral custodian and securities intermediary. The Company serves as collateral manager under the Credit Facility.

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 1.85% per annum. SPV paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, SPV pays between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreased the Facility Amount (as defined in the Credit Facility) to $480.00 million, decreased the applicable spread, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase to the Borrowing Base and adds the ability to borrow under a swingline sub-facility that is available on a same day basis. On January 16, 2026, SPV entered into a fifth amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment, among other things, increased the Facility Amount to $750.00 million and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase to the Borrowing Base. On March 27, 2026, SPV entered into a sixth amendment (the “Sixth Amendment”) to the Credit Facility. The Sixth Amendment removed the spread adjustment applicable to advances bearing interest based on Term SOFR (as defined in the Credit Facility).

The Credit Facility is drawable in U.S. dollars. As of March 31, 2026, the total commitments under the Credit Facility were $750,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of March 31, 2026, SPV and the Company were in compliance with these covenants.

Costs of $8,797 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $5,628 and $4,727.

The following table presents summary information regarding the Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$5,984	$4,142
Facility fees	423	472
Amortization of financing costs	360	289
Total	$6,767	$4,903
Weighted average interest rate	5.53%	6.61%
Average outstanding balance	$438,444	$254,133

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$277,500	63%	$750,010	$330,000	56%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer or its designee as set forth in the relevant credit agreement. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$787	$1,401
ABC Investment Holdco Inc. (dba ABC Plumbing)	2,354	1,942
Accommodations Plus Technologies LLC	879	879
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,381	2,381
Advanced Cooling Technologies, Inc.	18,469	—
AI Titan Parent, Inc. (dba Prometheus)	1,644	1,644
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	4,800	16,799
AQ Sunshine, Inc. (dba Relation Insurance)	22,518	3,462
Ark Data Centers, LLC	6,150	6,975
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
BCTO Bluebill Buyer, Inc. (dba Ren)	948	948
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	2,640	3,502
Burgess Pigment Co.	20,969	—
Businessolver.com, Inc.	3,934	3,935
Celero Commerce LLC	1,629	1,879
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	5,229	5,451
Circustrix Holdings, LLC (dba SkyZone)	167	251
Coding Solutions Acquisition, Inc. (dba CorroHealth)	483	483
Convenient Payments Acquisition, Inc.	164	164
Crewline Buyer, Inc. (dba New Relic)	725	725
CURiO Brands LLC	1,122	1,122
Eagle Family Foods Group LLC	2,255	2,255
Edko, LLC	5,289	5,289
Engage2Excel, Inc.	165	165
EnviroSmart, LLC (dba ES Integrated)	1,263	1,504
eShipping, LLC	3,924	3,871
Frontline Road Safety Operations, LLC	2,326	2,325
Fullsteam Operations LLC	4,957	4,957
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	4,404	4,403
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	3,621	4,028
Hamilton Thorne, Inc.	1,528	1,528
Highfive Dental Holdco, LLC	2,546	2,892
Ideal Components Acquisition, LLC (dba Ideal Tridon)	1,929	1,930
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	2,150	2,406
KPA Parent Holdings, Inc.	2,067	2,067
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	712	1,140
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
ML Holdco, LLC (dba MeridianLink)	1,389	1,389
NC Topco, LLC (dba NContracts)	1,833	6,415
NCWS Intermediate, Inc. (dba National Carwash Solutions)	1,837	2,112
Newtek Merchant Solutions, LLC (dba NewtekOne)	391	391
Octane Purchaser, Inc. (dba Office Ally)	4,666	3,547
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	2,323	2,323
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	3,258	3,424
One, Inc. Software Corporation	3,338	3,337
Onward AcquireCo, Inc. (dba OneStream)	20,789	—
PAS Parent Inc. (dba Pace Analytical)	4,289	4,289
PDDS Holdco, Inc. (dba Planet DDS)	1,371	1,371
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	6,746	6,934
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	2,830	3,049
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
PT Intermediate Holdings III, LLC (dba Parts Town)	832	832
QBS Parent, Inc. (dba Quorum Software)	6,427	6,235
Recorded Books Inc. (dba RBMedia)	1,672	1,870
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,587	2,496
Rubix Foods, LLC	846	846
Runway Bidco, LLC (dba Redwood Software)	5,114	5,114
Singlewire Software, LLC	2,258	2,258
Sonar Acquisitionco, Inc. (dba SimPRO)	566	566
SpecialtyCare, Inc.	1,949	1,948
Splash Car Wash, Inc.	5,085	1,830
Spotless Brands, LLC	192	203
Summit Buyer, LLC (dba Classic Collision)	9,415	9,887

	Unfunded Commitment Balances
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Sundance Group Holdings, Inc. (dba NetDocuments)	$505	$5,016
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	1,615	2,391
Superman Holdings, LLC (dba Foundation Software)	2,183	2,183
Supreme Fitness Group NY Holdings, LLC	860	860
TEI Intermediate LLC (dba Triumvirate Environmental)	1,704	3,071
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	1,481	7,107
TM Restaurant Group LLC	1,286	1,286
Tropical Bidco, LLC (dba Tropical Cheese)	965	965
Trystar, LLC	4,261	7,461
UFT Buyer LLC (dba United Flow Technologies)	1,962	2,187
US Signal Company, LLC	2,876	3,521
USA DeBusk, LLC	472	1,135
Valet Waste Holdings, Inc. (dba Valet Living)	377	1,399
Vamos Bidco, Inc. (dba VIP)	7,905	7,905
VASA Fitness Buyer, Inc.	1,738	3,088
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	459	458
Westwood Professional Services Inc.	1,405	1,405
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,609	1,609
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	2,729	2,728
Kene Acquisition, Inc. (dba Entrust)	—	4,036
Onyx CenterSource, Inc.	—	31
Total 1st Lien/Senior Secured Debt	$274,688	$236,376
1st Lien/Last-Out Unitranche
EIP Consolidated, LLC (dba Everest Infrastructure)	$—	$167
K2 Towers II, LLC	559	559
K2 Towers III, LLC	3,018	3,561
Skyway Towers Intermediate LLC	4,401	4,566
Tarpon Towers II LLC	850	938
Peppertree Towers, LLC	90	90
Towerco IV Holdings, LLC	—	702
Total 1st Lien/Last-Out Unitranche	$8,918	$10,583
Total	$283,606	$246,959

\

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 16, 2026	2,647,756	$52,500
Total capital drawdowns	2,647,756	$52,500

The Company did not issue a capital drawdown for the three months ended March 31, 2025.

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Three Months Ended March 31, 2026
February 25, 2026	April 2, 2026	April 29, 2026	$0.44		593,014
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194

(1)
$0.04 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in Members' Capital from operations	$9,100	$8,692
Weighted average units outstanding	26,628,058	20,586,967
Basic and diluted earnings (loss) per units	$0.34	$0.42

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$19.83	$19.84
Net investment income (loss)	0.46	0.45
Net realized and unrealized gains (losses)(2)	(0.13)	(0.03)
Net increase (decrease) in Members' Capital from operations(2)	$0.33	$0.42
Total increase (decrease) in Members' Capital	$0.33	$0.42
Members' Capital, end of period	$20.16	$20.26
Units outstanding, end of period	27,234,468	20,729,057
Weighted average units outstanding	26,628,058	20,586,967
Total return based on Members' Capital (3)	1.66%	2.12%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$549,108	$419,987
Ratio of net expenses to average Members' Capital	7.27%	7.36%
Ratio of net expenses before Management fee waiver to average Members' Capital	7.27%	7.36%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.37%	1.83%
Ratio of interest and other debt expenses to average Members' Capital	5.15%	4.82%
Ratio of incentive fees to average Members' Capital	0.75%	0.71%
Ratio of total expenses to average Members' Capital	7.27%	7.36%
Ratio of net investment income to average Members' Capital	9.40%	9.08%
Portfolio turnover	4%	—%

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

Effective April 24, 2026, the Company changed its name from “Phillip Street Middle Market Lending Fund LLC” to “Phillip Street BDC LLC” (the “Name Change”) by filing a certificate of amendment to its Certificate of Formation with the Secretary of State of the State of Delaware. Additionally, on May 7, 2026, the Company entered into an amendment of its Second Amended and Restated Limited Liability Company Agreement (the “LLCA Amendment”). The LLCA Amendment (i) reflects the Name Change and (ii) amends the definition of “Total Commitments” to include any contractually-committed financing (whether funded or unfunded) under any financing arrangements of the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Phillip Street BDC LLC or Phillip Street BDC LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through March 31, 2026, we originated approximately $1,501.1 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2025.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$881.10	$876.00	$846.64	$844.81
First Lien/Last-Out Unitranche	49.39	49.26	55.31	55.31
Preferred Stock	0.10	0.10	-	-
Common Stock	2.25	1.62	2.25	1.40
Total investments	$932.84	$926.98	$904.20	$901.52

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.8%	9.0%	9.1%	9.2%
First Lien/Last-Out Unitranche(2)(3)	8.9%	9.0%	9.5%	9.5%
Preferred Stock(3)	—	—	0.0	0.0
Common Stock(4)	—	—	—	—
Total Portfolio	8.8%	8.9%	9.1%	9.2%

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

As of March 31, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.8% and 8.9%, as compared to 9.1% and 9.2%, as of December 31, 2025.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	93	93
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.7x
Weighted average interest coverage(3)	2.1x	2.2x
Median EBITDA(3)	$81.49 million	$81.49 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 7.1% and 8.0% of total debt investments at fair value, respectively.

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

	As of
	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	918.35	99.1	892.87	99.0
Grade 3	—	—	8.65	1.0
Grade 4	8.63	0.9	—	—
Total Investments	$926.98	100.0%	$901.52	100.0%

The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $8.63 million being downgraded from a grade 3 investment rating to a grade 4 investment rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$922.86	98.9%	$904.20	100.0%
Non-accrual	9.98	1.1%	—	—
Total Investments	$932.84	100.0%	$904.20	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$105.41	$87.22
First Lien/Last-Out Unitranche	—	—
Preferred Stock	0.10	—
Common Stock	—	—
Total	$105.51	$87.22
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$27.44	$2.39
First Lien/Last-Out Unitranche	7.12	—
Preferred Stock	—	—
Common Stock	—	—
Total	$34.56	$2.39
Net increase in portfolio	$70.95	$84.83
Number of new portfolio companies with new investment commitments	3	6
Total new investment commitment amount in new portfolio companies	$60.23	$75.19
Average new investment commitment amount in new portfolio companies	20.1	12.5
Number of existing portfolio companies with new investment commitments	10	3
Total new investment commitment amount in existing portfolio companies	$45.28	$12.03
Weighted average remaining term for new investment commitments (in years)(2)	6.0	6.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.5%	9.3%
Weighted average yield on new investment commitments(5)	8.5%	9.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.6%	9.3%
Weighted average yield on investments sold or repaid(7)	8.6%	9.3%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Total investment income	$21.89	$16.73
Net expenses	(9.55)	(7.49)
Net investment income (loss)	$12.34	$9.24
Net realized gain (loss) on investments	—	—	(1)
Net unrealized appreciation (depreciation) on investments	(3.19)	(0.54)
Net realized and unrealized gain (losses) on foreign currency translations and transactions	(0.05)	—
Net realized and unrealized gains (losses)	$(3.24)	$(0.54)
Net increase (decrease) in members' capital from operations	$9.10	$8.70

(1) Amount rounds to less than $0.01.

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest income	$21.50	$16.27
Dividend income	0.15	0.16
Other income	0.24	0.30
Total investment income	$21.89	$16.73

Investment income for the three months ended March 31, 2026 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest and other debt expenses	$6.76	$4.90
Incentive fees	0.99	0.72
Management fees	1.21	1.33
Directors’ fees	0.06	0.06
Professional fees	0.24	0.16
Other general and administrative expenses	0.29	0.32
Total expenses	$9.55	$7.49

In the table above:

•
Interest and other debt expenses increased from $4.90 million for the three months ended March 31, 2025 to $6.76 million for the three months ended March 31, 2026. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the year.
•
Incentive Fees increased from $0.72 million for the three months ended March 31, 2025 to $0.99 million for the three months ended March 31, 2026. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees decreased from $1.33 million for the three months ended March 31, 2025 to $1.21 million for the three months ended March 31, 2026. The decrease was primarily driven by the decrease in the management fee rate. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Unrealized appreciation	0.65	$3.25
Unrealized depreciation	(3.84)	$(3.79)
Net change in unrealized appreciation (depreciation) on investments	$(3.19)	$(0.54)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2026
($ in millions)
Portfolio company:
TM Restaurant Group LLC	$0.30
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	0.20
Sonar Acquisitionco, Inc. (dba SimPRO)	0.07
VisionSafe Parent, LLC	0.03
Westwood Professional Services Inc.	0.03
NC Topco, LLC (dba NContracts)	(0.15)
Artifact Bidco, Inc. (dba Avetta)	(0.16)
Superman Holdings, LLC (dba Foundation Software)	(0.17)
Hamilton Thorne, Inc.	(0.19)
Businessolver.com, Inc.	(0.23)
Other, net (1)	(2.92)
Total	$(3.19)

(1) For the three ended March 31, 2026, Other, net includes gross unrealized appreciation of $0.03 million, and gross unrealized depreciation of $(2.95) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2026 was primarily driven by market volatility during the period.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 228% and 206%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$277.50	63%	$750.01	$330.00	56%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2026
January 16, 2026	2,647,756	$52.50
Total capital drawdowns	2,647,756	$52.50

We did not issue a capital drawdown for the three months ended March 31, 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2026:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$428.35	$—	$—	$428.35	$—

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

The Credit Facility is drawable in U.S. dollars. As of March 31, 2026, the total commitments under the Credit Facility were $750 million. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1 billion. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans, fund unfunded commitments with respect to loans, make distributions or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

Advances under the Credit Facility bear interest (at our election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 1.85% per annum. We paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, we pay between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreased the Facility Amount (as defined in the Credit Facility) to $480.00 million, decreased the applicable spread, amended certain components of the Borrowing Base (as defined in the Credit Agreement), resulting in an increase to the Borrowing Base and adds the ability to borrow under a swingline sub-facility that is available on a same day basis. On January 16, 2026, SPV entered into a fifth amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment, among other things, increased the Facility Amount to $750.00 million and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase to the Borrowing Base. On March 27, 2026, SPV entered into a sixth amendment (the “Sixth Amendment”) to the Credit Facility. The Sixth Amendment removed the spread adjustment applicable to advances bearing interest based on Term SOFR (as defined in the Credit Facility).

For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer or its designee as set forth in the relevant credit agreement. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$274.69	$236.38
First Lien/Last-Out Unitranche	8.92	10.58
Total	$283.61	$246.96

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Effective April 24, 2026, we changed our name from “Phillip Street Middle Market Lending Fund LLC” to “Phillip Street BDC LLC” (the “Name Change”) by filing a certificate of amendment to our Certificate of Formation with the Secretary of State of the State of Delaware. Additionally, on May 7, 2026, we entered into an amendment of our Second Amended and Restated Limited Liability Company Agreement (the “LLCA Amendment”). The LLCA Amendment (i) reflects the Name Change and (ii) amends the definition of “Total Commitments” to include any contractually-committed financing (whether funded or unfunded) under any financing arrangements of ours or of our subsidiaries.

Effective as of the close of business on March 31, 2026, Susan B. McGee resigned from the Board and all committees thereof.

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

As of March 31, 2026 and December 31, 2025, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2026 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$22.27	$(11.96)	$10.31
Up 200 basis points	14.85	(7.97)	6.88
Up 100 basis points	7.42	(3.99)	3.43
Up 75 basis points	5.57	(2.99)	2.58
Up 50 basis points	3.71	(1.99)	1.72
Up 25 basis points	1.86	(1.00)	0.86
Down 25 basis points	(1.86)	1.00	(0.86)
Down 50 basis points	(3.71)	1.99	(1.72)
Down 75 basis points	(5.57)	2.99	(2.58)
Down 100 basis points	(7.42)	3.99	(3.43)
Down 200 basis points	(14.76)	7.97	(6.79)
Down 300 basis points	(20.98)	11.96	(9.02)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 3, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2026
January 16, 2026	2,647,756	$52.50
Total capital drawdowns	2,647,756	$52.50

The above issuance and sale of the Common Units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Regulation D or Regulation S thereunder, as applicable. Each purchaser of Common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of the Common Units sold outside the United States, not a “U.S. person” in accordance with Regulation S under the Securities Act and (ii) acquiring the Common Units for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuance and sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 7, 2026, the Company entered into an amendment of its Second Amended and Restated Limited Liability Company Agreement (the “LLCA Amendment”). The LLCA Amendment (i) reflected the change in the Company’s name from “Phillip Street Middle Market Lending Fund LLC” to “Phillip Street BDC LLC” and (ii) amended the definition of “Total Commitments” to include any contractually-committed financing (whether funded or unfunded) under any financing arrangements of the Company or its subsidiaries.

The foregoing description of the LLCA Amendment is only a summary and is qualified in its entirety by reference to the full text of the LLCA Amendment, which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56488), filed on October 21, 2022).

3.2	Certificate of Amendment to Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on April 30, 2026).
3.3

Second Amended and Restated Limited Liability Company Agreement of Phillip Street Middle Market Lending Fund LLC, dated December 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on December 3, 2025).

3.4*	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Phillip Street BDC LLC, dated May 7, 2026.

10.1

Amendment No. 5 to Loan, Security and Collateral Management Agreement, dated as of January 16, 2026, by and among Phillip Street Middle Market Lending Fund LLC, as collateral manager, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent, arranger and swingline lender, and State Street Bank and Trust Company, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on January 22, 2026).

10.2*

Amendment No. 6 to Loan, Security and Collateral Management Agreement, dated as of March 27, 2026, by and among Phillip Street Middle Market Lending Fund LLC, as collateral manager, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent, arranger and swingline lender, and State Street Bank and Trust Company, as collateral custodian.

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

Phillip Street BDC LLC

Date: May 12, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)