Form 10-Q
period 2026-06-30
Phillip Street BDC LLC
filed 2026-08-11
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 28,435,537 limited liability company common units outstanding.

Phillip Street BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street BDC LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30,	December 31,
	2026 (Unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $998,534 and $892,307)	$991,132	$890,626
Non-controlled affiliated investments (cost of $0 and $11,893)	—	10,895
Total investments, at fair value (cost of $998,534 and $904,200)	$991,132	$901,521
Investments in affiliated money market fund (cost of $7,077 and $18,728)	7,077	18,728
Cash	23,108	16,353
Interest and dividends receivable	5,310	5,118
Deferred financing costs	5,259	4,727
Other assets	627	247
Total assets	$1,032,513	$946,694
Liabilities
Debt	$462,350	$449,850
Interest and other debt expenses payable	6,493	6,276
Management fees payable	1,315	1,488
Incentive fees payable	1,007	895
Distribution payable	—	10,544
Professional fees payable	260	291
Accrued expenses and other liabilities	851	365
Total liabilities	$472,276	$469,709
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (27,827,482 and 24,055,978 units issued and outstanding as of June 30, 2026 and December 31, 2025)	553,343	478,363
Distributable earnings (loss)	6,894	(1,378)
Total members' capital	$560,237	$476,985
Total liabilities and members' capital	$1,032,513	$946,694
Net asset value per unit	$20.13	$19.83

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$21,880	$17,883	$43,382	$33,897
Other income	387	356	626	651
From non-controlled affiliated investments:
Interest income	—	261	—	519
Dividend income	123	137	276	298
Other income	—	3	—	6
Total investment income	$22,390	$18,640	$44,284	$35,371
Expenses:
Interest and other debt expenses	$6,870	$5,736	$13,637	$10,639
Incentive fees	1,007	834	1,994	1,557
Management fees	1,315	1,379	2,529	2,712
Directors’ fees	40	60	98	119
Professional fees	211	185	450	345
Other general and administrative expenses	228	347	517	662
Total expenses	$9,671	$8,541	$19,225	$16,034
Net investment income (loss)	$12,719	$10,099	$25,059	$19,337
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$3	$—	$3
Foreign currency transactions	(5)	23	(52)	23
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,537)	(143)	(5,721)	(403)
Non-controlled affiliated investments	—	(233)	998	(521)
Foreign currency translations	(22)	34	(29)	36
Net realized and unrealized gains (losses)	$(1,564)	$(316)	$(4,804)	$(862)
Net increase (decrease) in members' capital from operations	$11,155	$9,783	$20,255	$18,475
Weighted average units outstanding	27,645,016	21,062,354	27,139,346	20,825,974
Basic and diluted net investment income (loss) per unit	$0.46	$0.48	$0.92	$0.93
Basic and diluted earnings (loss) per unit	$0.40	$0.46	$0.75	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Members' capital at beginning of period	$549,108	$419,987	$476,985	$402,234
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$12,719	$10,099	$25,059	$19,337
Net realized gain (loss)	(5)	26	(52)	$26
Net change in unrealized appreciation (depreciation)	(1,559)	(342)	(4,752)	$(888)
Net increase (decrease) in members' capital from operations	$11,155	$9,783	$20,255	$18,475
Distributions to members from:
Distributable earnings	$(11,983)	$(9,950)	$(11,983)	$(9,950)
Total distributions to members	$(11,983)	$(9,950)	$(11,983)	$(9,950)

Capital transactions:
Issuance of common units	$—	$—	$52,500	$—
Reinvestment of common unit distributions	11,957	9,911	22,480	18,972
Net increase (decrease) in members' capital from capital transactions	$11,957	$9,911	$74,980	$18,972
Total increase (decrease) in members' capital	$11,129	$9,744	$83,252	$27,497
Members' capital at end of period	$560,237	$429,731	$560,237	$429,731
Distributions recorded per unit	$0.44	$0.48	$0.44	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$20,255	$18,475
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(148,728)	(144,052)
Payment-in-kind interest capitalized	(926)	(741)
Investments in affiliated money market fund, net	11,651	(4,694)
Proceeds from sales of investments and principal repayments	56,803	39,396
Net realized (gain) loss on investments	—	(3)
Net change in unrealized (appreciation) depreciation on investments	4,723	924
Net change in unrealized (appreciation) depreciation on foreign currency translations	29	(36)
Amortization of premium and accretion of discount, net	(1,483)	(1,158)
Amortization of deferred financing costs	738	592
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(192)	340
(Increase) decrease in other assets	(380)	2,486
Increase (decrease) in interest and other debt expenses payable	217	1,746
Increase (decrease) in professional fees payable	(31)	(40)
Increase (decrease) in management fees payable	(173)	134
Increase (decrease) in incentive fees payable	112	158
Increase (decrease) in accrued expenses and other liabilities	486	131
Net cash provided by (used for) operating activities	$(56,899)	$(86,342)
Cash flows from financing activities:
Proceeds from issuance of common units	$52,500	$—
Distributions paid	(47)	(101)
Financing costs paid	(1,270)	(88)
Borrowings on debt	107,500	104,000
Repayments of debt	(95,000)	(12,000)
Net cash provided by (used for) financing activities	$63,683	$91,811
Net increase (decrease) in cash	$6,784	$5,469
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	36
Cash, beginning of period	16,353	11,353
Cash, end of period	$23,108	$16,858
Supplemental and non-cash activities
Interest expense paid	$12,029	$7,619
Reinvestment of common unit distributions	$22,480	$18,972
Exchange of investments	$14,954	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 176.5%
United States - 176.5%
1st Lien/Senior Secured Debt - 165.4%
Advanced Cooling Technologies, Inc.	Aerospace & Defense	8.14%	S + 4.50%	05/19/33	$15,525	$15,448	$15,370	(5) (6) (7)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	05/19/33	3,038	(15)	(30)	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	4,727	4,684	4,680	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	1,918	199	188	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	1,130	419	418	(5) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.14%	S + 5.50%	04/18/30	2,780	2,742	2,725	(5) (6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/18/30	509	(7)	(10)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics	8.23%	S + 4.50%	12/23/32	7,010	6,977	6,940	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	2,652	(6)	(27)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	858	(4)	(9)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	468	(2)	(5)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.48%	S + 4.75%	08/02/32	5,941	5,888	5,882	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	1,819	(8)	(18)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.44%	S + 4.75%	08/02/32	708	272	271	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	202	(2)	(2)	(5) (7) (8)
Burgess Pigment, LLC	Chemicals	8.73%	S + 5.00%	06/30/31	19,083	18,900	18,892	(5) (6)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31	2,097	(20)	(21)	(5) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	5,379	5,295	5,352	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.49%	S + 5.75%	08/01/29	2,981	2,947	2,899	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.49%	S + 5.75%	08/01/29	2,554	1,039	990	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	1,634	1,605	1,626	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	1,470	945	957	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	811	798	807	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	699	(4)	(19)	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	270	266	269	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies	8.48%	S + 4.75%	10/02/31	9,867	9,778	9,769	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	3,526	(15)	(35)	(5) (7) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	1,763	(15)	(18)	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.73%	S + 5.00%	09/24/31	2,430	2,403	2,400	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	1,396	590	588	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.69%	S + 5.00%	09/24/31	700	237	236	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	14,004	13,889	13,514	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,108	4,073	3,964	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,642	2,620	2,549	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,325	(19)	(81)	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.16%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	13,169	12,897	12,972	(5) (6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.64%	S + 5.00%	08/22/30	1,500	392	390	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.66%	S + 5.00%	08/22/31	744	731	732	(5) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.98%	S + 5.25% (Incl. 2.88% PIK)	12/15/31	8,310	8,243	8,269	(5) (6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	12/15/31	2,602	1,844	1,850	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31	1,106	128	131	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/31	3,644	3,604	3,607	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/31	696	688	689	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/30	410	351	351	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/30	249	126	126	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.64%	S + 6.00%	05/01/29		$12,537	$12,484	$12,349	(5) (6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.64%	S + 6.00%	05/01/29		1,321	1,268	1,254	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	08/05/32		2,811	2,786	2,783	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		858	(4)	(9)	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		751	(7)	(8)	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		14,908	14,788	14,759	(5) (6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		5,521	3,085	3,064	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		2,071	467	462	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.36%	B + 5.00%	10/24/30		5,660	5,606	5,604	(5) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.36%	B + 5.00%	10/24/30	AUD	5,600	3,690	3,838	(5) (6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 5.00%	10/24/30		566	(4)	(6)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		14,914	14,855	14,728	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		4,868	4,840	4,807	(5) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(8)	(27)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.73%	S + 6.00%	10/04/30		4,377	4,301	4,278	(5) (6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(7)	(12)	(5) (7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	8.90%	S + 5.25%	11/01/30		19,677	19,447	19,382	(5) (6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(26)	(35)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.23%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		4,847	4,773	4,410	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	11.23%	S + 7.50% (Incl. 5.00% PIK)	01/31/29		355	350	323	(5) (6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.73%	S + 6.00%	04/26/29		7,641	7,546	7,488	(5) (6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.64%	S + 6.00%	04/26/29		5,054	1,936	1,892	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29		722	(8)	(14)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.73%	S + 5.00%	06/06/31		8,983	8,924	8,938	(5) (6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31		4,170	124	122	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.74%	S + 5.00%	06/06/31		832	77	79	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.66%	S + 5.00%	06/06/31		136	136	135	(5) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	8.73%	S + 5.00%	03/17/32		9,579	9,522	9,507	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		2,222	(14)	(17)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		1,116	(7)	(8)	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.20%	S + 5.50%	07/25/28		12,315	12,241	12,192	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		8,342	8,222	8,300	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		1,293	1,274	1,287	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	8.70%	S + 5.00%	07/25/28		237	88	85	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31		8,409	8,344	8,324	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services		S + 5.00%	06/02/31		8,237	(17)	(82)	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31		4,258	4,225	4,215	(5) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	10.75%	P + 4.00%	05/31/30		1,089	374	370	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.67%	S + 5.00%	05/01/31		10,430	10,351	10,325	(5) (6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.69%	S + 5.00%	05/01/31		2,747	2,724	2,720	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.68%	S + 5.00%	05/01/31		2,631	533	522	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(10)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	9.99%	S + 6.25%	08/15/30		9,635	9,452	9,587	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	9.99%	S + 6.25%	08/15/30		4,131	4,077	4,110	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30		511	(6)	(3)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31		4,295	4,261	4,252	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		$2,446	$(6)	$(24)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31		2,316	2,296	2,293	(5) (7)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31		1,833	1,818	1,814	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		1,163	(9)	(12)	(5) (7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		652	(3)	(7)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31		652	649	646	(5) (6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.23%	S + 4.50%	12/31/32		15,961	15,887	15,801	(5) (6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32		4,599	(12)	(46)	(5) (7) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.24%	S + 4.50%	12/31/32		1,940	515	504	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29		8,749	8,692	8,706	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29		1,712	755	755	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29		1,377	1,367	1,370	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		1,171	(5)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29		382	371	380	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		261	(1)	(1)	(5) (7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32		7,582	7,514	7,469	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32		948	(8)	(14)	(5) (7) (8)
Celero Commerce LLC	Financial Services	8.66%	S + 5.00%	02/28/31		6,488	6,449	6,472	(5) (6) (7)
Celero Commerce LLC	Financial Services	8.73%	S + 5.00%	02/28/31		1,545	428	429	(5) (7) (8)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		515	(3)	(1)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	8.90%	S + 5.25%	08/08/31		11,154	11,055	10,959	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		3,718	(16)	(65)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	8.88%	S + 5.25%	08/08/31		1,239	392	381	(5) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.14%	S + 5.50%	09/26/30		6,978	6,918	6,909	(5) (6) (7) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		391	(3)	(4)	(5) (7) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.89%	S + 5.25%	02/24/31		4,288	4,256	4,255	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(4)	(5)	(5) (7) (8)
Eagle Family Foods Group LLC	Food Products	8.43%	S + 4.75%	08/12/30		17,765	17,633	17,587	(5) (6) (7)
Eagle Family Foods Group LLC	Food Products		S + 4.75%	08/12/30		2,255	(16)	(23)	(5) (7) (8)
Rubix Foods, LLC	Food Products	8.39%	S + 4.75%	04/30/31		10,847	10,756	10,630	(5) (6) (7)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		846	(7)	(17)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.48%	S + 4.75%	12/11/30		8,303	8,200	8,137	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		965	(11)	(19)	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.73%	E + 5.50%	11/28/31	EUR	11,492	12,339	12,868	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.73%	E + 5.50%	11/28/31		5,768	4,186	4,153	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.17%	S + 5.50%	11/28/31		4,230	4,160	4,146	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		28	—	(1)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.64%	S + 5.00%	08/07/31		3,835	3,801	3,797	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		334	(4)	(3)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		149	(3)	(1)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28		4,645	4,582	4,599	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28		2,359	113	108	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28		532	206	208	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.44%	S + 4.75%	12/18/29		20,216	20,178	20,065	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29		1,428	(4)	(11)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
SpecialtyCare, Inc.	Health Care Providers & Services	8.41%	S + 4.75%	12/18/29	$703	$178	$177	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	8.23%	S + 4.50%	12/03/32	18,179	18,148	17,952	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	2,722	(6)	(34)	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,212	(6)	(15)	(5) (7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	4,813	4,792	4,693	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	2,533	2,521	2,470	(5) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	1,126	1,121	1,098	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32	1,013	(4)	(25)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	9,597	9,510	9,405	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.64%	S + 6.00%	09/30/31	1,371	91	75	(5) (7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.48%	S + 4.75%	12/31/31	18,494	18,278	18,263	(5) (6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.40%	S + 4.75%	12/31/31	2,935	722	707	(5) (7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.38%	S + 4.75%	12/31/31	978	282	281	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.69%	S + 5.00%	04/14/31	4,518	4,470	4,461	(5) (6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.70%	S + 5.00%	04/14/31	1,049	707	702	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	527	(5)	(7)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	10,420	9,680	8,805	(5) (6) (7) (10)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 7.25%	07/26/28	1,286	(14)	(199)	(5) (7) (8) (10)
CURiO Brands LLC	Household Products	8.73%	S + 5.00%	04/02/31	4,438	4,401	4,394	(5) (6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	748	(3)	(7)	(5) (7) (8)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	374	(3)	(4)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.66%	S + 5.00%	07/24/33	16,550	16,470	16,470	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.74%	S + 5.00%	07/24/33	3,719	178	179	(5) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	1,860	(14)	(14)	(5) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.23%	S + 4.50%	11/22/32	7,594	7,558	7,518	(5) (6) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.23%	S + 4.50%	11/22/32	1,280	112	102	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.19%	S + 4.50%	11/22/32	1,126	251	245	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	12,750	12,551	12,304	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	7,500	1,655	1,463	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	2,250	2,141	2,096	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	6,148	6,060	6,117	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	4,286	4,250	4,265	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.65%	S + 5.00%	10/02/29	2,398	454	468	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	2,172	2,144	2,161	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	1,630	389	399	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.23%	S + 4.50%	06/03/32	13,830	13,772	13,761	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.48%	S + 4.75%	06/03/32	4,321	257	237	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,105	(9)	(11)	(5) (8)
US Signal Company, LLC	IT Services	9.26%	S + 5.50%	09/04/29	15,258	15,153	15,105	(5) (6) (7)
US Signal Company, LLC	IT Services	9.28%	S + 5.50%	09/04/29	4,695	3,490	3,474	(5) (7) (8)
US Signal Company, LLC	IT Services	9.29%	S + 5.50%	09/04/29	2,347	1,158	1,150	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	3,998	3,989	3,958	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	1,987	1,979	1,967	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	458	(1)	(5)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	383	379	379	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	313	311	310	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.39%	S + 6.75%	07/18/28	$6,351	$6,267	$6,033	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.40%	S + 6.75%	07/18/28	822	811	781	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.39%	S + 6.75%	07/18/28	419	414	398	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.64%	S + 5.00%	06/30/32	6,054	6,000	5,993	(5) (6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(5)	(11)	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.04%	S + 5.00%	06/30/32	934	353	352	(5) (7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.16%	S + 4.50%	08/20/31	16,917	16,784	16,748	(5) (6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	3,076	(21)	(31)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.48%	S + 4.75%	12/26/31	8,826	8,752	8,715	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31	2,285	552	535	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.47%	S + 4.75%	12/26/31	1,146	477	472	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30	8,424	8,303	8,340	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	08/31/29	1,478	(18)	(15)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.66%	S + 5.00%	09/03/30	989	978	979	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30	623	(9)	(6)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30	259	(4)	(3)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/02/29	5,947	5,888	5,798	(5) (6) (7)
Engage2Excel, Inc.	Professional Services	11.57%	S + 7.25%	07/02/29	551	380	372	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.14%	S + 4.50%	08/18/32	5,659	5,627	5,617	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	3,065	(13)	(23)	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	1,224	(10)	(9)	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	8.48%	S + 4.75%	09/19/31	6,737	6,692	6,704	(5) (6) (7)
Westwood Professional Services Inc.	Professional Services	8.48%	S + 4.75%	09/19/31	1,186	622	623	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	617	(5)	(3)	(5) (7) (8)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	4,601	4,552	4,532	(5) (6) (7)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	4,475	4,427	4,408	(5) (6) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	879	(8)	(13)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.14%	S + 4.50%	08/29/31	5,872	5,826	5,755	(5) (6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.11%	S + 4.50%	08/29/31	1,174	259	241	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	734	(5)	(15)	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.23%	S + 4.50%	01/22/33	11,823	11,766	11,675	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	3,537	(8)	(44)	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.23%	S + 4.50%	01/22/33	1,516	549	537	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	2,868	2,821	2,840	(5) (6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	188	187	186	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	182	179	180	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	7.88%	S + 4.15%	07/28/31	10,567	10,484	10,408	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(9)	(39)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(9)	(19)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(9)	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26	2,104	2,099	2,083	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26	274	273	271	(5) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	164	—	(2)	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	10.41%	S + 6.75%	11/08/30	7,262	7,133	6,899	(5) (6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	725	(11)	(36)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
KPA Parent Holdings, Inc.	Software	8.14%	S + 4.50%	03/12/32	$8,603	$8,530	$8,474	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,124	(5)	(17)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	851	(7)	(13)	(5) (7) (8)
ML Holdco, LLC (dba MeridianLink)	Software	7.91%	S + 4.25%	10/25/32	5,338	5,313	5,258	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.25%	10/25/32	1,389	(3)	(21)	(5) (7) (8)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31	15,982	15,858	15,782	(5) (6) (7)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31	4,582	4,543	4,525	(5) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31	1,833	(14)	(23)	(5) (7) (8)
One, Inc. Software Corporation	Software	8.23%	S + 4.50%	12/06/32	12,396	12,279	12,210	(5) (6) (7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	2,384	(11)	(36)	(5) (7) (8)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	954	(9)	(14)	(5) (7) (8)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.69%	S + 5.05% (Incl. 2.68% PIK)	04/01/33	13,107	13,012	13,008	(5) (6)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	5,580	(20)	(21)	(5) (8)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	2,325	(17)	(17)	(5) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	8.23%	S + 4.50%	12/17/31	13,550	13,438	13,414	(5) (6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	3,409	(13)	(34)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	1,705	(13)	(17)	(5) (7) (8)
Singlewire Software, LLC	Software	8.48%	S + 4.75%	05/10/30	12,486	12,375	12,361	(5) (6) (7)
Singlewire Software, LLC	Software	8.48%	S + 4.75%	05/10/30	7,620	7,468	7,544	(5) (6) (7)
Singlewire Software, LLC	Software	10.50%	P + 3.75%	05/10/30	2,258	118	128	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	8,362	8,344	8,257	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	4,530	4,507	4,474	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	505	28	25	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.23%	S + 4.50%	01/30/32	14,449	14,327	14,232	(5) (6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.50%	01/30/32	6,081	(24)	(91)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.23%	S + 4.50%	01/30/32	1,824	289	277	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.65%	S + 4.75%	12/05/31	7,479	7,366	7,367	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.49%	S + 4.75%	12/05/31	1,647	419	417	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31	105	(1)	(2)	(5) (7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30	3,208	3,152	3,208	(5) (6)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30	1,798	1,766	1,798	(5)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	11.16%	S + 7.50% (Incl. 2.25% PIK)	12/31/29	13,148	13,021	11,866	(5) (6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.91%	S + 5.25%	12/31/29	1,494	512	380	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	11.16%	S + 7.50% (Incl. 2.25% PIK)	12/31/29	103	102	93	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.48%	S + 4.75%	04/09/30	14,321	14,304	14,106	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33	5,163	5,114	5,112	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33	907	627	626	(5) (7) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	872	(8)	(9)	(5) (7) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	218	(2)	(2)	(5) (7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	4,404	4,363	4,349	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	1,591	371	360	(5) (7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	597	(5)	(7)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						933,602	926,377

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 11.1%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.89%	S + 6.25%	12/07/28	$6,255	$6,221	$6,224	(5) (6) (7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.89%	S + 6.25%	12/07/28	3,745	3,725	3,726	(5) (7) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.69%	S + 5.00%	06/02/31	12,825	12,667	12,664	(5) (6) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services		S + 5.00%	06/02/31	9,675	(119)	(121)	(5) (8) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.32%	S + 4.58%	05/02/29	10,337	9,778	9,727	(5) (6) (7) (8) (11)
K2 Towers III, LLC	Wireless Telecommunication Services	8.34%	S + 4.67%	12/06/28	21,039	18,133	18,032	(5) (7) (8) (11)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.32%	S + 4.58%	05/15/29	999	909	904	(5) (7) (8) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.67%	S + 5.03%	12/22/28	6,095	6,067	6,065	(5) (6) (7) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.67%	S + 5.03%	12/22/28	4,993	1,011	1,016	(5) (7) (8) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.39%	S + 4.75%	02/01/29	3,143	3,124	3,127	(5) (6) (7) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.39%	S + 4.75%	02/01/29	1,858	1,066	1,067	(5) (7) (8) (11)
Total 1st Lien/Last-Out Unitranche						62,582	62,431
Total United States						$996,184	$988,808
Total Debt Investments						$996,184	$988,808

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.4%
United States - 0.4%
Common Stock - 0.4%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$297	(5) (7) (12) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,922	(5) (7) (12) (13)
Peppertree Towers, LLC	Wireless Telecommunication Services	12/18/25	1	1	1	(5) (7) (12) (13)
Total Common Stock				2,249	2,220
Preferred Stock - 0.0%
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	01/09/26	101,574	$101	$104	(5) (7) (12) (13)
Total Preferred Stock				101	104
Total United States				$2,350	$2,324
Total Equity Securities				$2,350	$2,324
Total Investments - 176.9%				$998,534	$991,132
Investments in Affiliated Money Market Fund - 1.3%
United States - 1.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares			7,076,502	$7,077	$7,077	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				7,077	7,077
Total United States				$7,077	$7,077
Total Investments and Investments in Affiliated Money Market Fund - 178.2%				$1,005,611	$998,209

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSY (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2026, the rate for the 1 month S was 3.65%, 3 month S was 3.73%, 6 month S was 3.85%, 1 month B was 4.36%, 3 month E was 2.32% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.

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

(8)

Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies"

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, the aggregate fair value of these non-qualifying assets is $16,341 or 1.6% of the Company’s total assets.

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

(13)

Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of June 30, 2026, the aggregate fair value of such securities is $2,324 or 0.4% of the Company's net assets. The initial acquisition date has been included for such securities.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of June 30, 2026 is 3.53%.

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

Phillip Street BDC LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 11.6%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.09%	S + 6.25%	12/07/28	6,255	$6,215	$6,224	(5) (6) (7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.08%	S + 6.25%	12/07/28	3,745	$3,555	$3,559	(5) (7) (8) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.23%	S + 4.58%	05/02/29	10,337	$9,779	$9,727	(5) (6) (7) (8) (11)
K2 Towers III, LLC	Wireless Telecommunication Services	8.37%	S + 4.67%	12/06/28	21,039	$17,473	$17,463	(5) (8) (11)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.58%	S + 4.58%	05/15/29	999	$909	$909	(5) (8) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	6,095	$6,061	$6,065	(5) (6) (7) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%	12/22/28	4,993	$390	$401	(5) (7) (8) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	3,143	$3,121	$3,127	(5) (6) (7) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%	02/01/29	1,858	$908	$910	(5) (7) (8) (11)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.58%	S + 3.75%	08/31/28	7,666	$6,898	$6,926	(5) (6) (7) (8) (11)
Total 1st Lien/Last-Out Unitranche						55,309	55,311
Total United States						$901,951	$900,124
Total Debt Investments						$901,951	$900,124

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.3%
United States - 0.3%
Common Stock - 0.3%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$240	(5) (7) (12) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,156	(5) (7) (10) (12) (13)
Peppertree Towers, LLC	Wireless Telecommunication Services	12/18/25	1	1	1	(5) (12) (13)
Total Common Stock				2,249	1,397
Total United States				$2,249	$1,397
Total Equity Securities				$2,249	$1,397
Total Investments - 189.0%				$904,200	$901,521
Investments in Affiliated Money Market Fund - 3.9%
United States - 3.9%
Goldman Sachs Financial Square Government Fund - Institutional Shares			18,728,207	$18,728	$18,728	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				18,728	18,728
Total United States				$18,728	$18,728
Total Investments and Investments in Affiliated Money Market Fund - 192.9%				$922,928	$920,249

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Prepayment premiums	$40	$99	$243	$100
Accelerated amortization of upfront loan origination fees and unamortized discounts	$239	$329	$550	$360

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.0% and 0.9% of the total investments (excluding an investment in a money market fund, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Company did not have any investments on non-accrual status.

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of June 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $23,108 and $16,353, respectively. Foreign currency of $2,184 and $1,930 (acquisition cost of $2,175 and $1,892) is included in cash as of June 30, 2026 and December 31, 2025, respectively.

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

For the three and six months ended June 30, 2026, Management Fees amounted to $1,315 and $2,529. As of June 30, 2026, $1,315 remained payable. For the three and six months ended June 30, 2025, Management Fees amounted to $1,379 and $2,712, respectively.

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

For the three and six months ended June 30, 2026, the Company accrued Incentive Fees of $1,007 and $1,994, respectively. As of June 30, 2026, $1,007 remained payable. For the three and six months ended June 30, 2025, the Company accrued Incentive Fees of $834 and $1,557, respectively.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $180 and $359. As of June 30, 2026, $410 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $167 and $323, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses. For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26. As of June 30, 2026, $14 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $12 and $25, respectively.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of June 30, 2026 and December 31, 2025. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$18,728	$200,279	$(211,930)	$—	$—	$7,077	$276
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	10,895	—	(11,893)	—	998	—	—
Total Non-Controlled Affiliates	$29,623	$200,279	$(223,823)	$—	$998	$7,077	$276
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$471,031	$(461,532)	$—	$—	$18,728	$625
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,874	1,502	(511)	—	(970)	10,895	1,068
Total Non-Controlled Affiliates	$20,103	$472,533	$(462,043)	$—	$(970)	$29,623	$1,693

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2026 and December 31, 2025, there were $155 and $161, respectively, included within Professional fees payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$933,602	$926,377	$846,642	$844,813
1st Lien/Last-Out Unitranche	62,582	62,431	55,309	55,311
Preferred Stock	101	104	—	—
Common Stock	2,249	2,220	2,249	1,397
Total investments	$998,534	$991,132	$904,200	$901,521

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	17.1%	30.2%	15.0%	28.2%
Commercial Services & Supplies	9.2	16.3	11.8	22.3
Diversified Consumer Services	9.3	16.4	8.0	15.1
IT Services	7.0	12.4	7.2	13.6
Wireless Telecommunication Services	6.3	11.1	6.1	11.6
Financial Services	4.9	8.6	5.3	10.0
Construction & Engineering	4.8	8.4	5.2	9.9
Trading Companies & Distributors	4.2	7.5	3.9	7.4
Food Products	3.7	6.5	3.8	7.2
Health Care Technology	3.6	6.4	3.6	6.8
Hotels, Restaurants & Leisure	3.3	5.9	3.6	6.9
Machinery	3.3	5.8	3.6	6.8
Health Care Providers & Services	2.9	5.2	3.2	6.0
Insurance	2.5	4.4	2.9	5.6
Aerospace & Defense	2.4	4.2	0.9	1.7
Health Care Equipment & Supplies	2.1	3.8	2.4	4.5
Containers & Packaging	2.0	3.4	2.2	4.1
Professional Services	1.9	3.4	1.9	3.5
Chemicals	1.9	3.4	—	—
Energy Equipment & Services	1.6	2.9	1.7	3.2
Air Freight & Logistics	1.3	2.3	1.4	2.7
Media	0.9	1.7	0.7	1.3
Electrical Equipment	0.9	1.6	0.8	1.5
Textiles, Apparel & Luxury Goods	0.8	1.4	1.1	2.1
Leisure Products	0.7	1.3	0.8	1.5
Distributors	0.5	0.8	0.5	1.0
Household Products	0.5	0.8	0.5	1.0
Consumer Staples Distribution & Retail	0.4	0.8	0.5	0.9
Specialty Retail	—	—	1.4	2.6
Total	100.0%	176.9%	100.0%	189.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$13,987	$912,390	$926,377	$—	$13,989	$830,824	$844,813
1st Lien/Last-Out Unitranche	—	—	62,431	62,431	—	—	55,311	55,311
Preferred Stock	—	—	104	104	—	—	—	—
Common Stock	—	—	2,220	2,220	—	—	1,397	1,397
Investments in Affiliated Money Market Fund	7,077	—	—	7,077	18,728	—	—	18,728
Total	$7,077	$13,987	$977,145	$998,209	$18,728	$13,989	$887,532	$920,249

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$850,302	Discounted cash flows	Discount Rate	7.9% - 15.4%	9.4%
	6,455	Comparable multiples	EV/EBITDA(6)	—	3.5x
	2,152	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	49,888	Discounted cash flows	Discount Rate	8.6% - 13.0%	9.2%
Equity
Preferred Stock	$104	Comparable multiples	EV/EBITDA(6)	—	11.6x
Common Stock	2,220	Comparable multiples	EV/EBITDA(6)	10.0x - 31.5x	11.4x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$644,206	Discounted cash flows	Discount Rate	8.2% - 21.6%	9.3%
	2,616	Collateral analysis	Recovery Rate	—	100.0%
1st Lien/Last-Out Unitranche	36,939	Discounted cash flows	Discount Rate	8.1% - 9.9%	8.7%
Equity
Common Stock	$1,396	Comparable multiples	EV/EBITDA(6)	10.0x - 12.2x	11.8x

(1)
As of June 30, 2026, included within Level 3 assets of $977,145 is an amount of $66,025 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $900,190, or 92.3%, of Level 3 bank loans, corporate debt, and other debt obligations.
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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2026
1st Lien/Senior Secured Debt	$830,824	$149,950	$—	$(5,393)	$(64,372)	$1,381	$—	$—	$912,390	$(5,288)
1st Lien/Last-Out Unitranche	55,311	14,299	—	(153)	(7,123)	97	—	—	62,431	(125)
Preferred Stock	—	102	—	2	—	—	—	—	104	3
Common Stock	1,397	—	—	823	—	—	—	—	2,220	823
Total assets	$887,532	$164,351	$—	$(4,721)	$(71,495)	$1,478	$—	$—	$977,145	$(4,587)
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$535,247	$141,869	$3	$(628)	$(39,203)	$1,101	$9,006	$—	$647,395	$(1,216)
1st Lien/Last-Out Unitranche	39,636	2,531	—	194	—	50	—	—	42,411	194
Common Stock	2,309	—	—	(511)	—	—	—	—	1,798	(512)
Total assets	$577,192	$144,400	$3	$(945)	$(39,203)	$1,151	$9,006	$—	$691,604	$(1,534)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2026 and December 31, 2025, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 221% and 206%.

The Company's outstanding debt was as follows:

	June 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$750,000	$287,650	$462,350	$480,000	$30,150	$449,850
Total debt	$750,000	$287,650	$462,350	$480,000	$30,150	$449,850

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 and for the year ended December 31, 2025 was 5.55% and 6.48%, respectively. The average debt of the aggregate borrowings outstanding for the six months ended June 30, 2026 and for the year ended December 31, 2025 was $435,154 and $322,050, respectively.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

The Credit Facility is drawable in U.S. dollars. As of June 30, 2026, the total commitments under the Credit Facility were $750,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of June 30, 2026, SPV and the Company were in compliance with these covenants.

Costs of $8,806 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, outstanding deferred financing costs were $5,259 and $4,727.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents summary information regarding the Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,997	$5,123	$11,981	$9,265
Facility fees	495	310	918	782
Amortization of financing costs	378	303	$738	592
Total	$6,870	$5,736	$13,637	$10,639
Weighted average interest rate	5.57%	6.66%	5.55%	6.64%
Average outstanding balance	$431,899	$308,276	$435,154	$281,354

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$277,500	63%	$750,010	$330,000	56%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,311	$1,401
ABC Investment Holdco Inc. (dba ABC Plumbing)	3,783	1,942
Accommodations Plus Technologies LLC	879	879
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,381	2,381
Advanced Cooling Technologies, Inc.	3,038	—
AI Titan Parent, Inc. (dba Prometheus)	1,644	1,644
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	4,497	16,799
AQ Sunshine, Inc. (dba Relation Insurance)	5,381	3,462
Ark Data Centers, LLC	5,850	6,975
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
BCTO Bluebill Buyer, Inc. (dba Ren)	948	948
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	2,699	3,502
Burgess Pigment, LLC	2,097	—
Businessolver.com, Inc.	3,934	3,935
Celero Commerce LLC	1,627	1,879
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	4,776	5,451
Coding Solutions Acquisition, Inc. (dba CorroHealth)	483	483
Convenient Payments Acquisition, Inc.	164	164
Crewline Buyer, Inc. (dba New Relic)	725	725
CURiO Brands LLC	1,122	1,122
Eagle Family Foods Group LLC	2,255	2,255
Edko, LLC	5,289	5,289
Engage2Excel, Inc.	165	165
EnviroSmart, LLC (dba ES Integrated)	1,246	1,504
eShipping, LLC	3,978	3,871
Frontline Road Safety Operations, LLC	2,325	2,325
Fullsteam Operations LLC	4,555	4,957
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	3,989	4,403
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	3,141	4,028
Hamilton Thorne, Inc.	1,528	1,528
Highfive Dental Holdco, LLC	2,546	2,892
Ideal Components Acquisition, LLC (dba Ideal Tridon)	1,693	1,930
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	2,035	2,406
KPA Parent Holdings, Inc.	1,975	2,067
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,087	1,140
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
ML Holdco, LLC (dba MeridianLink)	1,389	1,389
NC Topco, LLC (dba NContracts)	1,833	6,415
NCWS Intermediate, Inc. (dba National Carwash Solutions)	968	2,112
Newtek Merchant Solutions, LLC (dba NewtekOne)	391	391
Octane Purchaser, Inc. (dba Office Ally)	1,013	3,547
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	2,323	2,323
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	2,876	3,424
One, Inc. Software Corporation	3,338	3,337
Onward AcquireCo, Inc. (dba OneStream)	7,905	—
PAS Parent Inc. (dba Pace Analytical)	4,289	4,289
PDDS Holdco, Inc. (dba Planet DDS)	1,268	1,371
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	6,015	6,934
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	2,412	3,049
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
QBS Parent, Inc. (dba Quorum Software)	6,168	6,235
Recorded Books Inc. (dba RBMedia)	2,360	1,870
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,381	2,496

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

	Unfunded Commitment Balances
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Rubix Foods, LLC	846	846
Runway Bidco, LLC (dba Redwood Software)	5,113	5,114
Singlewire Software, LLC	2,108	2,258
Sonar Acquisitionco, Inc. (dba SimPRO)	566	566
SpecialtyCare, Inc.	1,949	$1,948
Splash Car Wash, Inc.	3,338	1,830
Spotless Brands, LLC	147	203
Summit Buyer, LLC (dba Classic Collision)	8,945	9,887
Sundance Group Holdings, Inc. (dba NetDocuments)	474	5,016
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,698	2,391
Superman Holdings, LLC (dba Foundation Software)	2,183	2,183
Supreme Fitness Group NY Holdings, LLC	860	860
TEI Intermediate LLC (dba Triumvirate Environmental)	1,708	3,071
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	1,362	7,107
TM Restaurant Group LLC	1,286	1,286
Tropical Bidco, LLC (dba Tropical Cheese)	965	965
Trystar, LLC	4,261	7,461
UFT Buyer LLC (dba United Flow Technologies)	1,808	2,187
US Signal Company, LLC	2,348	3,521
USA DeBusk, LLC	176	1,135
Valet Waste Holdings, Inc. (dba Valet Living)	47	1,399
Vamos Bidco, Inc. (dba VIP)	7,601	7,905
VASA Fitness Buyer, Inc.	512	3,088
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	458	458
Westwood Professional Services Inc.	1,174	1,405
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,609	1,609
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	2,451	2,728
Circustrix Holdings, LLC (dba SkyZone)	—	251
Kene Acquisition, Inc. (dba Entrust)	—	4,036
Onyx CenterSource, Inc.	—	31
PT Intermediate Holdings III, LLC (dba Parts Town)	—	832
Total 1st Lien/Senior Secured Debt	$199,233	$236,376
1st Lien/Last-Out Unitranche
Everest Portfolio Company, LLC	$9,675	$-
K2 Towers II, LLC	559	559
K2 Towers III, LLC	2,902	3,561
Peppertree Towers, LLC	90	90
Skyway Towers Intermediate LLC	3,952	4,566
Tarpon Towers II LLC	781	938
Towerco IV Holdings, LLC	—	702
EIP Consolidated, LLC (dba Everest Infrastructure)	—	167
Total 1st Lien/Last-Out Unitranche	$17,959	$10,583
Total	$217,192	$246,959

\

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Six Months Ended June 30, 2026
February 25, 2026	April 2, 2026	April 29, 2026	$0.44		593,014
May 6, 2026	July 2, 2026	July 29, 2026	$0.44		608,055
For the Six Months Ended June 30, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(1)	489,194
May 7, 2025	July 2, 2025	July 29, 2025	$0.46		481,232

(1)
$0.04 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in Members' Capital from operations	$11,155	$9,783	$20,255	$18,475
Weighted average units outstanding	27,645,016	21,062,354	27,139,346	20,825,974
Basic and diluted earnings (loss) per units	$0.40	$0.46	$0.75	$0.89

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$19.83	$19.84
Net investment income (loss)	0.92	0.93
Net realized and unrealized gains (losses)(2)	(0.18)	(0.04)
Net increase (decrease) in Members' Capital from operations(2)	$0.74	$0.89
Distributions from net investment income	(0.44)	(0.48)
Total increase (decrease) in Members' Capital	$0.30	$0.41
Members' Capital, end of period	$20.13	$20.25
Units outstanding, end of period	27,827,482	21,218,251
Weighted average units outstanding	27,139,346	20,825,974
Total return based on Members' Capital (3)	3.73%	4.49%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$560,237	$429,731
Ratio of net expenses to average Members' Capital	7.12%	7.70%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.33%	1.84%
Ratio of interest and other debt expenses to average Members' Capital	5.05%	5.11%
Ratio of incentive fees to average Members' Capital	0.74%	0.75%
Ratio of total expenses to average Members' Capital	7.12%	7.70%
Ratio of net investment income to average Members' Capital	9.28%	9.29%
Portfolio turnover	8%	6%

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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2026 through September 30, 2026, which will be payable on or about October 29, 2026 to Unitholders of record as of October 2, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through June 30, 2026, we originated approximately $1,528.7 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

While we expect our investment program to focus primarily on debt investments, our investments may include equity or equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights (which would allow us to have equity securities from an investment in a portfolio company registered for public offering in connection with a planned registration of such equity securities by the portfolio company). In addition, from time to time, we may opportunistically dispose of certain assets as part of our overall investment strategy.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$933.60	$926.38	$846.64	$844.81
First Lien/Last-Out Unitranche	62.58	62.43	55.31	55.31
Preferred Stock	0.10	0.10	-	-
Common Stock	2.25	2.22	2.25	1.40
Total investments	$998.53	$991.13	$904.20	$901.52

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.9%	9.1%	9.1%	9.2%
First Lien/Last-Out Unitranche(2)(3)	9.1%	9.1%	8.8%	8.7%
Preferred Stock(3)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	8.9%	9.0%	9.0%	9.1%

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

As of June 30, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.9% and 9.0%, as compared to 9.0% and 9.1%, as of December 31, 2025.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	94	93
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.6x	5.7x
Weighted average interest coverage(3)	2.2x	2.2x
Median EBITDA(3)	$88.72 million	$81.49 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 9.3% and 8.0% of total debt investments at fair value, respectively.

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

	As of
	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$11.90	1.2	$—	—%
Grade 2	958.28	96.7	892.87	99.0
Grade 3	12.34	1.2	8.65	1.0
Grade 4	8.61	0.9	—	—
Total Investments	$991.13	100.0%	$901.52	100.0%

The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $8.61 million being downgraded from a grade 3 investment rating to a grade 4 investment rating due to financial underperformance and the increase in investments with a grade 1 investment performance rating was primarily driven by investments with an aggregate fair value of $11.90 million being upgraded from a grade 2 investment rating to a grade 1 investment rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$988.87	99.0%	$904.20	100.0%
Non-accrual	9.66	1.0%	—	—
Total Investments	$998.53	100.0%	$904.20	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2026	June 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$5.35	$74.06
First Lien/Last-Out Unitranche	22.22	—
Preferred Stock	—	—
Common Stock	—	—
Total	$27.57	$74.06
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$25.83	$30.55
First Lien/Last-Out Unitranche	—	—
Preferred Stock	—	—
Common Stock	—	—
Total	$25.83	$30.55
Net increase in portfolio	$1.74	$43.51
Number of new portfolio companies with new investment commitments	1	5
Total new investment commitment amount in new portfolio companies	$22.22	$57.35
Average new investment commitment amount in new portfolio companies	22.2	11.5
Number of existing portfolio companies with new investment commitments	4	8
Total new investment commitment amount in existing portfolio companies	$5.35	$16.71
Weighted average remaining term for new investment commitments (in years)(2)	4.9	6.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.0%	9.4%
Weighted average yield on new investment commitments(5)	9.0%	9.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.8%	10.0%
Weighted average yield on investments sold or repaid(7)	8.7%	10.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
	($ in millions)
Total investment income	$22.39	$18.64		$44.28	$35.37
Net expenses	(9.67)	(8.54)		(19.23)	(16.03)
Net investment income (loss)	$12.72	$10.10		$25.05	$19.34
Net realized gain (loss) on investments	—	—	(1)	—	—	(1)
Net unrealized appreciation (depreciation) on investments	(1.54)	(0.38)		(4.72)	(0.92)
Net realized and unrealized gain (losses) on foreign currency translations and transactions	(0.03)	0.06		(0.08)	0.06
Net realized and unrealized gains (losses)	$(1.57)	$(0.32)		$(4.80)	$(0.86)
Net increase (decrease) in members' capital from operations	$11.15	$9.78		$20.25	$18.48

(1) Amount rounds to less than $0.01.

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest income	$21.88	$18.14	$43.38	$34.41
Dividend income	0.12	0.14	0.28	0.30
Other income	0.39	0.36	0.62	0.66
Total investment income	$22.39	$18.64	$44.28	$35.37

Investment income for the three and six months ended June 30, 2026 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest and other debt expenses	$6.87	$5.74	$13.64	$10.64
Incentive fees	1.01	0.83	1.99	1.56
Management fees	1.31	1.38	2.53	2.71
Directors’ fees	0.04	0.06	0.10	0.12
Professional fees	0.21	0.19	0.45	0.35
Other general and administrative expenses	0.23	0.34	0.52	0.65
Total expenses	$9.67	$8.54	$19.23	$16.03

In the table above:

•
Interest and other debt expenses increased from $5.74 million and $10.64 million for the three and six months ended June 30, 2025 to $6.87 million and $13.64 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the year.
•
Incentive Fees increased from $0.83 million and $1.56 million for the three and six months ended June 30, 2025 to $1.01 million and $1.99 million for the three and six months ended June 30, 2026. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees decreased from $1.38 million and $2.71 million for the three and six months ended June 30, 2025 to $1.31 million and $2.53 million for the three and six months ended June 30, 2026. The decrease was primarily driven by the decrease in the management fee rate. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Unrealized appreciation	1.15	$1.87	$1.67	$2.31
Unrealized depreciation	(2.69)	$(2.25)	(6.39)	(3.23)
Net change in unrealized appreciation (depreciation) on investments	$(1.54)	$(0.38)	$(4.72)	$(0.92)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	($ in millions)
Portfolio company:
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	$0.57		$0.77
TM Restaurant Group LLC	0.30		0.59
Businessolver.com, Inc.	—	(2)	(0.23)
Tropical Bidco, LLC (dba Tropical Cheese)	(0.10)		(0.09)
DFS Holding Company, Inc.	(0.12)		(0.23)
Octane Purchaser, Inc. (dba Office Ally)	(0.11)		(0.18)
Hamilton Thorne, Inc.	(0.16)		(0.36)
Circustrix Holdings, LLC (dba SkyZone)	(0.28)		(0.32)
Crewline Buyer, Inc. (dba New Relic)	(0.29)		(0.33)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.33)		(0.34)
Other, net (1)	(0.49)		(3.41)
Frontline Road Safety Operations, LLC	(0.53)		(0.59)
Total	$(1.54)		$(4.72)

(1) For the three and six months ended June 30, 2026, Other, net includes gross unrealized appreciation of $0.28 million and $0.31 million, and gross unrealized depreciation of $(0.77) million and $(3.72) million.

(2) Amount rounds to less than $0.01 million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2026 was primarily driven by the widening of market spreads.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 221% and 206%.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$277.50	63%	$750.01	$330.00	56%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2026
January 16, 2026	2,647,756	$52.50
Total capital drawdowns	2,647,756	$52.50

We did not issue a capital drawdown for the six months ended June 30, 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2026:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$462.35	$—	$—	$462.35	$—

(1) Provides, under certain circumstances, a total borrowing capacity of $1 billion.

Credit Facility

On February 10, 2023, we entered into the Revolving Credit Facility, which, as of June 30, 2026, allowed the SPV to borrow up to $750 million at any one time outstanding, subject to leverage and borrowing base restrictions. For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer or its designee as set forth in the relevant credit agreement. As of June 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$199.23	$236.38
First Lien/Last-Out Unitranche	17.96	10.58
Total	$217.19	$246.96

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

RECENT DEVELOPMENTS

Resignation and Appointment of Officers

On August 3, 2026, David Miller notified us of his intention to resign as our Co-Chief Executive Officer and Co-Principal Executive Officer. Effective December 31, 2026, Mr. Miller will cease serving as our Co-Chief Executive Officer and Co-Principal Executive Officer. Mr. Miller’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Miller will continue to serve in his current role during the transition period. Mr. Miller will also become the chairman of the GSAM Private Credit Direct Lending Team in the Americas effective August 6, 2026 and become an advisory director to Goldman Sachs effective December 31, 2026. Mr. Miller currently serves, and following the effective date of his resignation will continue to serve, as a member of the Private Credit Investment Committee.

Vivek Bantwal, our other Co-Chief Executive Officer and Co-Principal Executive Officer, will, as of December 31, 2026, become our sole Chief Executive Officer and sole Principal Executive Officer.

In addition, we have appointed Justin Betzen as Co-President and Co-Chief Operating Officer, effective August 3, 2026. Tucker Greene, who currently serves as our President and Chief Operating Officer, will, effective upon Mr. Betzen’s appointment as Co-President and Co-Chief Operating Officer, serve as our Co-President and Co-Chief Operating Officer.

Mr. Betzen has also been appointed as Co-President and Co-Chief Operating Officer of Goldman Sachs BDC, Inc., Silver Capital Holdings LLC, Goldman Sachs Private Middle Market Credit II LLC, Goldman Sachs Private Credit Corp. and West Bay BDC LLC.

Mr. Betzen has held several positions with Goldman Sachs Asset Management, L.P., and he is currently a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined Goldman Sachs as a vice president in 2013. He was named managing director in 2019. Prior to rejoining Goldman Sachs, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Mr. Betzen has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of ours, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. Betzen has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2026 through September 30, 2026, which will be payable on or about October 29, 2026 to Unitholders of record as of October 2, 2026.

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

As of June 30, 2026 and December 31, 2025, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2026 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$23.55	$(12.91)	$10.64
Up 200 basis points	15.70	(8.60)	7.10
Up 100 basis points	7.85	(4.30)	3.55
Up 75 basis points	5.89	(3.23)	2.66
Up 50 basis points	3.92	(2.15)	1.77
Up 25 basis points	1.96	(1.08)	0.88
Down 25 basis points	(1.96)	1.08	(0.88)
Down 50 basis points	(3.92)	2.15	(1.77)
Down 75 basis points	(5.89)	3.23	(2.66)
Down 100 basis points	(7.85)	4.30	(3.55)
Down 200 basis points	(15.66)	8.60	(7.06)
Down 300 basis points	(22.64)	12.91	(9.73)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the Six Months Ended June 30, 2026
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

3.4

Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Phillip Street BDC LLC, dated May 7, 2026 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01579), filed on May 12, 2026).

10.1*

Omnibus Amendment to Loan, Security and Collateral Management Agreement, dated as of May 4, 2026, by and among Phillip Street BDC LLC, as collateral manager, Phillip Street Middle Market Lending Investments LLC, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent, arranger and swingline lender, and State Street Bank and Trust Company, as collateral custodian.

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

Phillip Street BDC LLC

Date: August 11, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)