Form 10-Q
period 2026-09-30
Phillip Street BDC LLC
filed 2026-11-10
CIK 1948368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 29,167,847 limited liability company common units outstanding.

Phillip Street BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phillip Street BDC LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30,	December 31,
	2026 (Unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,002,290 and $892,307)	$993,552	$890,626
Non-controlled affiliated investments (cost of $— and $11,893)	—	10,895
Total investments, at fair value (cost of $1,002,290 and $904,200)	$993,552	$901,521
Investments in affiliated money market fund (cost of $19,615 and $18,728)	19,615	18,728
Cash	9,835	16,353
Interest and dividends receivable	4,834	5,118
Deferred financing costs	4,878	4,727
Other assets	74	247
Total assets	$1,032,788	$946,694
Liabilities
Debt	$451,050	$449,850
Interest and other debt expenses payable	6,876	6,276
Management fees payable	1,344	1,488
Incentive fees payable	1,065	895
Distribution payable	—	10,544
Professional fees payable	224	291
Accrued expenses and other liabilities	163	365
Total liabilities	$460,722	$469,709
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (28,435,537 and 24,055,978 units issued and outstanding as of September 30, 2026 and December 31, 2025)	565,584	478,363
Distributable earnings (loss)	6,482	(1,378)
Total members' capital	$572,066	$476,985
Total liabilities and members' capital	$1,032,788	$946,694
Net asset value per unit	$20.12	$19.83

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$22,745	$18,912	$66,127	$52,809
Other income	438	428	1,064	1,079
From non-controlled affiliated investments:
Interest income	—	262	—	781
Dividend income	121	158	397	456
Other income	—	14	—	20
Total investment income	$23,304	$19,774	$67,588	$55,145
Expenses:
Interest and other debt expenses	$7,241	$6,143	$20,878	$16,782
Management fees	1,344	1,413	3,873	4,125
Incentive fees	1,065	931	3,059	2,488
Professional fees	150	162	600	507
Directors’ fees	43	61	141	180
Other general and administrative expenses	270	295	787	957
Total expenses	$10,113	$9,005	$29,338	$25,039
Net investment income (loss)	$13,191	$10,769	$38,250	$30,106
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$16	$—	$19
Foreign currency transactions	2	4	(50)	27
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,336)	335	(7,057)	(68)
Non-controlled affiliated investments	—	(11)	998	(532)
Foreign currency translations	(25)	3	(54)	39
Net realized and unrealized gains (losses)	$(1,359)	$347	$(6,163)	$(515)
Net increase (decrease) in members' capital from operations	$11,832	$11,116	$32,087	$29,591
Weighted average units outstanding	28,250,476	21,553,021	27,513,793	21,070,986
Basic and diluted net investment income (loss) per unit	$0.47	$0.50	$1.39	$1.43
Basic and diluted earnings (loss) per unit	$0.42	$0.52	$1.17	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Members' capital at beginning of period	$560,237	$429,731	$476,985	$402,234
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$13,191	$10,769	$38,250	$30,106
Net realized gain (loss)	2	20	(50)	$46
Net change in unrealized appreciation (depreciation)	(1,361)	327	(6,113)	$(561)
Net increase (decrease) in members' capital from operations	$11,832	$11,116	$32,087	$29,591
Distributions to members from:
Distributable earnings	$(12,244)	$(9,760)	$(24,227)	$(19,710)
Total distributions to members	$(12,244)	$(9,760)	$(24,227)	$(19,710)
Capital transactions:
Issuance of common units	$—	$—	$52,500	$—
Reinvestment of common unit distributions	12,241	9,745	34,721	28,717
Net increase (decrease) in members' capital from capital transactions	$12,241	$9,745	$87,221	$28,717
Total increase (decrease) in members' capital	$11,829	$11,101	$95,081	$38,598
Members' capital at end of period	$572,066	$440,832	$572,066	$440,832
Distributions recorded per unit	$0.44	$0.46	$0.88	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$32,087	$29,591
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(172,501)	(250,929)
Payment-in-kind interest capitalized	(1,448)	(1,089)
Investments in affiliated money market fund, net	(887)	(1,848)
Proceeds from sales of investments and principal repayments	77,996	94,967
Net realized (gain) loss on investments	—	(19)
Net change in unrealized (appreciation) depreciation on investments	6,059	600
Net change in unrealized (appreciation) depreciation on foreign currency translations	54	(39)
Amortization of premium and accretion of discount, net	(2,137)	(2,354)
Amortization of deferred financing costs	1,119	892
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	284	(1,587)
(Increase) decrease in other assets	173	2,122
Increase (decrease) in interest and other debt expenses payable	600	2,183
Increase (decrease) in professional fees payable	(67)	(34)
Increase (decrease) in management fees payable	(144)	168
Increase (decrease) in incentive fees payable	170	255
Increase (decrease) in accrued expenses and other liabilities	(202)	443
Net cash provided by (used for) operating activities	$(58,844)	$(126,678)
Cash flows from financing activities:
Proceeds from issuance of common units	$52,500	$—
Distributions paid	(50)	(116)
Financing costs paid	(1,270)	(115)
Borrowings on debt	120,000	182,500
Repayments of debt	(118,800)	(30,500)
Net cash provided by (used for) financing activities	$52,380	$151,769
Net increase (decrease) in cash	$(6,464)	$25,091
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	39
Cash, beginning of period	16,353	11,353
Cash, end of period	$9,835	$36,483
Supplemental and non-cash activities
Interest expense paid	$18,021	$12,737
Reinvestment of common unit distributions	$34,721	$28,717
Exchange of investments	$14,954	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 173.3%
United States - 173.3%
1st Lien/Senior Secured Debt - 162.0%
Advanced Cooling Technologies, Inc.	Aerospace & Defense	8.40%	S + 4.50%	05/19/33	$15,525	$15,450	$15,370	(5) (6) (7)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	05/19/33	3,038	(14)	(30)	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31	4,715	4,674	4,668	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	1,580	(8)	(16)	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.88%	S + 5.00%	09/30/31	1,130	601	599	(5) (7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31	337	336	334	(5) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense	8.73%	S + 5.00%	04/18/30	2,656	2,621	2,630	(5) (6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.00%	04/18/30	509	(6)	(5)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics	8.32%	S + 4.25%	12/23/32	6,993	6,961	6,923	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32	2,652	(6)	(27)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32	858	(4)	(9)	(5) (7) (8)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32	468	(2)	(5)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.82%	S + 4.75%	08/02/32	5,941	5,889	5,882	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	1,819	(8)	(18)	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.66%	S + 4.75%	07/30/32	708	272	271	(5) (7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	202	(2)	(2)	(5) (7) (8)
Burgess Pigment, LLC	Chemicals	9.07%	S + 5.00%	06/30/31	19,035	18,861	18,845	(5) (6) (7)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31	2,097	(19)	(21)	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	5,365	5,287	5,338	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.75%	S + 5.75%	08/01/29	2,974	2,942	2,892	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.75%	S + 5.75%	08/01/29	2,551	1,038	987	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	1,630	1,603	1,622	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.71%	S + 6.50%	08/01/29	1,470	1,065	1,076	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	809	797	805	(5) (6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	699	(4)	(19)	(5) (7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.50%	S + 6.50%	08/01/29	270	265	268	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies	8.82%	S + 4.75%	10/02/31	9,842	9,757	9,744	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	3,526	(15)	(35)	(5) (7) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	1,763	(15)	(18)	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	9.04%	S + 5.00%	09/24/31	2,424	2,398	2,394	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31	1,395	589	587	(5) (7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31	700	273	271	(5) (7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	14,084	13,974	13,592	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,132	4,098	3,987	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,657	2,636	2,564	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,325	185	122	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	13,230	12,969	13,032	(5) (6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.90%	S + 5.00%	08/22/30	1,500	356	353	(5) (7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.82%	S + 5.00%	08/22/31	742	730	731	(5) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.32%	S + 5.25% (Incl. 2.88% PIK)	12/15/31	8,371	8,307	8,330	(5) (6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.53%	S + 4.75%	12/15/31	2,602	2,126	2,133	(5) (7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31	1,106	(8)	(6)	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.00%	S + 5.25%	04/30/31	3,635	3,597	3,580	(5) (6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.06%	S + 5.25%	04/30/31	695	687	684	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.13%	S + 5.25%	04/30/30	410	324	322	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
USA DeBusk, LLC	Commercial Services & Supplies	9.05%	S + 5.25%	04/30/30		$249	$212	$210	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.90%	S + 6.00%	05/01/29		12,505	12,456	12,318	(5) (6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.90%	S + 6.00%	05/01/29		1,321	1,316	1,301	(5) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.34%	S + 4.50%	08/05/32		2,811	2,787	2,783	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.50%	08/05/32		858	(4)	(9)	(5) (7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.50%	08/05/32		751	(6)	(8)	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.24%	S + 4.50%	10/15/31		14,908	14,792	14,759	(5) (6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.30%	S + 4.50%	10/15/31		5,521	3,210	3,189	(5) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.26%	S + 4.50%	10/15/31		2,071	468	462	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.48%	B + 5.00%	10/24/30		5,660	5,609	5,604	(5) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.59%	B + 5.00%	10/24/30	AUD	5,600	3,691	3,850	(5) (6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 5.00%	10/24/30		566	(4)	(6)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		14,876	14,820	14,728	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		4,856	4,828	4,807	(5) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		2,183	(8)	(22)	(5) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.07%	S + 6.00%	10/04/30		4,366	4,294	4,267	(5) (6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(7)	(12)	(5) (7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.09%	S + 5.25%	11/01/30		19,627	19,408	19,333	(5) (6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		2,323	(24)	(35)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.57%	S + 7.50% (Incl. 5.00% PIK)	01/31/30		4,909	4,841	4,467	(5) (6) (7)
DFS Holding Company, Inc.	Distributors	11.57%	S + 7.50% (Incl. 5.00% PIK)	01/31/30		360	355	327	(5) (6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.07%	S + 6.00%	04/26/29		7,622	7,534	7,469	(5) (6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.90%	S + 6.00%	04/26/29		5,048	2,253	2,204	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.90%	S + 6.00%	04/26/29		722	137	130	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.05%	S + 5.00%	06/06/31		8,960	8,904	8,915	(5) (6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		3,695	(18)	(18)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.07%	S + 5.00%	06/06/31		832	91	93	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.85%	S + 5.00%	06/06/31		611	609	608	(5) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	9.07%	S + 5.00%	03/17/32		10,930	10,865	10,848	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		1,116	(6)	(8)	(5) (7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		846	(9)	(6)	(5) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.35%	S + 5.50%	07/25/28		12,284	12,218	12,192	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		8,320	8,214	8,278	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		1,290	1,273	1,284	(5) (6) (7)
Spotless Brands, LLC	Diversified Consumer Services	8.99%	S + 5.00%	07/25/28		236	101	98	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31		8,387	8,326	8,219	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.82%	S + 4.75%	06/02/31		8,237	669	522	(5) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31		4,247	4,215	4,162	(5) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	11.00%	P + 4.00%	05/31/30		1,089	328	313	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.75%	S + 5.00%	05/01/31		10,403	10,328	10,299	(5) (6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.79%	S + 5.00%	05/01/31		2,744	2,721	2,716	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.75%	S + 5.00%	05/01/31		2,629	532	520	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(10)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.25%	S + 6.25%	08/15/30		9,611	9,438	9,490	(5) (6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.25%	S + 6.25%	08/15/30		4,131	4,080	4,079	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30		511	(6)	(6)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/ Shares(4)	Cost	Fair Value	Footnotes
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		$4,295	$4,262	$4,252	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		2,446	(5)	(24)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		2,310	2,291	2,287	(5) (7)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		1,828	1,814	1,810	(5) (6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		1,163	(8)	(12)	(5) (7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		652	(3)	(7)	(5) (7) (8)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		408	406	404	(5) (6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.57%	S + 4.50%	12/31/32		15,961	15,889	15,801	(5) (6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32		4,599	(12)	(46)	(5) (7) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.57%	S + 4.50%	12/31/32		1,940	825	815	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%	12/06/29		8,727	8,673	8,683	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%	12/06/29		1,374	1,364	1,367	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		1,171	(5)	(6)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.88%	S + 5.00%	12/06/29		761	756	757	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.86%	S + 5.00%	12/06/29		381	371	379	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		261	(1)	(1)	(5) (7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%	07/30/32		7,582	7,517	7,469	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%	07/30/32		948	940	934	(5) (7)
Fullsteam Operations LLC	Financial Services	9.01%	S + 5.25%	08/08/31		11,154	11,059	10,959	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	9.02%	S + 5.25%	08/08/31		3,718	656	610	(5) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		1,239	(10)	(22)	(5) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.40%	S + 5.50%	09/26/30		6,961	6,903	6,891	(5) (6) (7) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		391	(3)	(4)	(5) (7) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.15%	S + 5.25%	02/24/31		4,277	4,247	4,244	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		625	(4)	(5)	(5) (7) (8)
Eagle Family Foods Group LLC	Food Products	8.48%	S + 4.75%	08/12/30		17,214	17,093	17,128	(5) (6) (7)
Eagle Family Foods Group LLC	Food Products		S + 4.75%	08/12/30		2,255	(15)	(11)	(5) (7) (8)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		10,820	10,733	10,603	(5) (6) (7)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		846	163	152	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.82%	S + 4.75%	12/11/30		8,303	8,205	8,095	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		965	(10)	(24)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 5.00%	12/11/30		644	(5)	(10)	(5) (7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.07%	S + 5.00%	12/11/30		160	158	158	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.05%	E + 5.50%	11/28/31	EUR	11,492	12,347	12,753	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.30%	E + 5.50%	11/28/31		5,768	5,160	5,134	(5) (7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.27%	S + 5.50%	11/28/31		4,230	4,163	4,146	(5) (6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.50%	11/28/31		28	—	(1)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.90%	S + 5.00%	08/07/31		3,826	3,793	3,787	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		334	(4)	(3)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		149	(3)	(1)	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28		4,633	4,578	4,587	(5) (6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28		2,359	115	108	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28		532	207	208	(5) (7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.48%	S + 4.75%	12/18/29		20,165	20,130	20,014	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29		1,428	(4)	(11)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
SpecialtyCare, Inc.	Health Care Providers & Services	8.57%	S + 4.75%	12/18/29	$702	$178	$176	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	8.57%	S + 4.50%	12/03/32	18,179	18,149	17,952	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	2,722	(6)	(34)	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,212	(5)	(15)	(5) (7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32	4,813	4,793	4,693	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32	2,533	2,522	2,470	(5) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32	1,126	1,121	1,098	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32	1,013	(4)	(25)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.57%	S + 5.75%	09/30/31	9,597	9,514	9,405	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.65%	S + 5.75%	09/30/31	1,371	211	195	(5) (7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.82%	S + 4.75%	12/31/31	18,448	18,240	18,217	(5) (6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.57%	S + 4.75%	12/31/31	2,935	2,901	2,898	(5) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.68%	S + 4.75%	12/31/31	978	674	673	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.73%	S + 5.00%	04/14/31	4,506	4,461	4,450	(5) (6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.73%	S + 5.00%	04/14/31	1,047	706	701	(5) (7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	527	(5)	(7)	(5) (7) (8)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 8.25% (Incl. 4.00% PIK)	07/26/28	10,464	9,482	8,842	(5) (6) (7) (10)
TM Restaurant Group LLC	Hotels, Restaurants & Leisure		S + 8.25% (Incl. 4.00% PIK)	07/26/28	1,286	(16)	(199)	(5) (7) (8) (10)
CURiO Brands LLC	Household Products	8.90%	S + 5.00%	04/02/31	4,427	4,391	4,382	(5) (6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	748	(3)	(7)	(5) (7) (8)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	374	(3)	(4)	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33	16,550	16,472	16,467	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33	3,719	178	178	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	1,860	(13)	(9)	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.57%	S + 4.50%	11/22/32	7,594	7,560	7,480	(5) (6) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.57%	S + 4.50%	11/22/32	1,280	112	96	(5) (7) (8)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance	8.49%	S + 4.50%	11/22/32	1,126	251	239	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	12,750	12,560	12,304	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	7,500	2,104	1,913	(5) (7) (8)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	2,250	2,143	2,096	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	6,132	6,050	6,101	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	4,276	4,242	4,254	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.00%	10/02/29	2,398	(24)	(12)	(5) (7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	2,166	2,140	2,155	(5) (6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	1,629	389	397	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.57%	S + 4.50%	06/03/32	13,795	13,739	13,726	(5) (6)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.57%	S + 4.50%	06/03/32	4,321	257	236	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,105	(8)	(11)	(5) (8)
US Signal Company, LLC	IT Services	9.43%	S + 5.50%	09/04/29	15,258	15,160	15,105	(5) (6) (7)
US Signal Company, LLC	IT Services	9.33%	S + 5.50%	09/04/29	3,521	3,499	3,486	(5) (7)
US Signal Company, LLC	IT Services	9.45%	S + 5.50%	09/04/29	2,347	1,453	1,444	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	3,987	3,980	3,948	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	1,982	1,975	1,962	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	458	(1)	(5)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	382	379	378	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	313	311	309	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.51%	S + 6.75%	07/18/28	$6,366	$6,292	$5,920	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.52%	S + 6.75%	07/18/28	824	815	766	(5) (6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.51%	S + 6.75%	07/18/28	421	417	391	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.07%	S + 5.00%	06/30/32	6,039	5,987	5,978	(5) (6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(5)	(11)	(5) (7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.90%	S + 5.00%	06/30/32	934	104	103	(5) (7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.32%	S + 4.50%	08/20/31	16,917	16,789	16,748	(5) (6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	3,076	(20)	(31)	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.82%	S + 4.75%	12/26/31	8,803	8,733	8,693	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.52%	S + 4.75%	12/26/31	2,283	551	534	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.72%	S + 4.75%	12/26/31	1,146	592	586	(5) (7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31	655	(6)	(8)	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.76%	S + 5.00%	09/03/30	8,403	8,288	8,319	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	8.82%	S + 5.00%	08/31/29	1,478	1,056	1,057	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.84%	S + 5.00%	09/03/30	986	976	976	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	9.07%	S + 5.00%	09/03/30	623	567	569	(5) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	9.07%	S + 5.00%	09/03/30	259	256	257	(5) (7)
Engage2Excel, Inc.	Professional Services	11.51%	S + 7.25%	07/02/29	5,928	5,874	5,780	(5) (6) (7)
Engage2Excel, Inc.	Professional Services	12.01%	S + 7.25%	07/02/29	551	381	372	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.40%	S + 4.50%	08/18/32	5,645	5,614	5,603	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	3,065	(13)	(23)	(5) (7) (8)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	1,224	(9)	(9)	(5) (7) (8)
Westwood Professional Services Inc.	Professional Services	8.57%	S + 4.50%	09/19/31	6,720	6,677	6,687	(5) (6)
Westwood Professional Services Inc.	Professional Services	8.57%	S + 4.50%	09/19/31	627	623	624	(5)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	617	(4)	(3)	(5) (8)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	4,589	4,542	4,532	(5) (6) (7)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	4,464	4,417	4,408	(5) (6) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	879	(8)	(11)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.40%	S + 4.50%	08/29/31	5,872	5,828	5,769	(5) (6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	734	(5)	(13)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.27%	S + 4.50%	08/29/31	440	262	257	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.57%	S + 4.50%	01/22/33	11,823	11,768	11,675	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	3,537	(8)	(44)	(5) (7) (8)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.57%	S + 4.50%	01/22/33	1,516	549	537	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	2,861	2,816	2,832	(5) (6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	188	186	186	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	182	178	180	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.22%	S + 4.15%	07/28/31	10,567	10,488	10,408	(5) (6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(9)	(39)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(8)	(19)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(9)	(5) (7) (8)
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29	1,606	1,604	1,590	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29	273	273	271	(5) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	04/02/29	164	—	(2)	(5) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	10.57%	S + 6.75%	11/08/30	7,262	7,139	6,899	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	$725	$(11)	$(36)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software	8.40%	S + 4.50%	03/12/32	8,603	8,532	8,474	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,124	(5)	(17)	(5) (7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	851	(7)	(13)	(5) (7) (8)
ML Holdco, LLC (dba MeridianLink)	Software	8.07%	S + 4.25%	10/25/32	5,338	5,314	5,258	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	8.15%	S + 4.25%	10/25/32	1,389	41	24	(5) (7) (8)
NC Topco, LLC (dba NContracts)	Software	8.26%	S + 4.50%	09/02/31	15,942	15,823	15,743	(5) (6) (7)
NC Topco, LLC (dba NContracts)	Software	8.26%	S + 4.50%	09/02/31	4,548	4,511	4,491	(5) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31	1,833	(13)	(23)	(5) (7) (8)
One, Inc. Software Corporation	Software	8.51%	S + 4.25%	12/06/32	12,396	12,283	12,210	(5) (6) (7)
One, Inc. Software Corporation	Software		S + 4.25%	12/06/32	2,384	(11)	(36)	(5) (7) (8)
One, Inc. Software Corporation	Software		S + 4.25%	12/06/32	954	(8)	(14)	(5) (7) (8)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.95%	S + 5.05% (Incl. 2.68% PIK)	04/01/33	13,195	13,103	13,096	(5) (6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	5,580	(19)	(42)	(5) (7) (8)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	2,325	(16)	(17)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	8.57%	S + 4.50%	12/17/31	13,515	13,408	13,380	(5) (6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	3,409	(13)	(34)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	1,705	(13)	(17)	(5) (7) (8)
Singlewire Software, LLC	Software	8.82%	S + 4.75%	05/10/30	12,455	12,351	12,330	(5) (6) (7)
Singlewire Software, LLC	Software	8.82%	S + 4.75%	05/10/30	7,596	7,452	7,520	(5) (6) (7)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	2,258	(31)	(23)	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	8,341	8,324	8,237	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	4,519	4,497	4,463	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	505	75	71	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.57%	S + 4.50%	01/30/32	14,412	14,295	14,196	(5) (6) (7)
Vamos Bidco, Inc. (dba VIP)	Software	8.34%	S + 4.50%	01/30/32	6,077	1,787	1,729	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.53%	S + 4.50%	01/30/32	1,824	1,081	1,067	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31	7,415	7,308	7,304	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31	1,647	139	137	(5) (7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31	105	(1)	(2)	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.07%	S + 5.25%	12/31/29	13,168	13,048	11,390	(5) (6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.08%	S + 5.25%	12/31/29	1,494	554	366	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.07%	S + 5.25%	12/31/29	103	102	89	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.82%	S + 4.75%	04/09/30	14,321	14,305	14,142	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.73%	S + 5.00%	01/24/33	5,150	5,103	5,099	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.87%	S + 5.00%	01/24/33	905	626	624	(5) (7) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.75%	S + 5.00%	01/24/33	872	154	153	(5) (7) (8)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	218	(2)	(2)	(5) (7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	4,435	4,395	4,357	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.79%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	1,595	1,580	1,567	(5) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75%	12/06/32	1,580	314	308	(5) (7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.75% (Incl. 2.62% PIK)	12/06/32	597	(5)	(10)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						935,206	926,692

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/ Shares(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 11.3%
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.90%	S + 6.00%	12/07/28	$6,255	$6,225	$6,224	(5) (6) (7) (11)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.90%	S + 6.00%	12/07/28	3,745	3,727	3,726	(5) (7) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.90%	S + 5.00%	06/02/31	12,825	12,673	12,665	(5) (6) (7) (11)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.90%	S + 5.00%	06/02/31	9,675	1,237	1,229	(5) (7) (8) (11)
K2 Towers II, LLC	Wireless Telecommunication Services	8.66%	S + 4.58%	05/02/29	10,337	9,778	9,727	(5) (6) (7) (8) (11)
K2 Towers III, LLC	Wireless Telecommunication Services	8.45%	S + 4.67%	12/06/28	21,039	18,386	18,284	(5) (7) (8) (11)
Peppertree Towers, LLC	Wireless Telecommunication Services	8.66%	S + 4.58%	05/15/29	999	909	904	(5) (7) (8) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 5.03%	12/22/28	6,095	6,069	6,065	(5) (6) (7) (11)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 5.03%	12/22/28	4,993	1,487	1,489	(5) (7) (8) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.51%	S + 4.75%	02/01/29	3,143	3,126	3,127	(5) (6) (7) (11)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.52%	S + 4.75%	02/01/29	1,858	1,117	1,117	(5) (7) (8) (11)
Total 1st Lien/Last-Out Unitranche						64,734	64,557
Total United States						$999,940	$991,249
Total Debt Investments						$999,940	$991,249

The accompanying notes are an integral part of these consolidated financial statements.

Phillip Street BDC LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 0.4%
United States - 0.4%
Common Stock - 0.4%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	255	$255	$280	(5) (7) (12) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,992,620	1,993	1,917	(5) (7) (12) (13)
Peppertree Towers, LLC	Wireless Telecommunication Services	12/18/25	1	1	1	(5) (7) (12) (13)
Total Common Stock				2,249	2,198
Preferred Stock - 0.0%
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	01/09/26	101,574	$101	$105	(5) (7) (12) (13)
Total Preferred Stock				101	105
Total United States				$2,350	$2,303
Total Equity Securities				$2,350	$2,303
Total Investments - 173.7%				$1,002,290	$993,552
Investments in Affiliated Money Market Fund - 3.4%
United States - 3.4%
Goldman Sachs Central Government Fund - Institutional Shares			19,614,626	$19,615	$19,615	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				19,615	19,615
Total United States				$19,615	$19,615
Total Investments and Investments in Affiliated Money Market Fund - 177.1%				$1,021,905	$1,013,167

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), BBSY (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2026, the rate for the 1 month S was 3.91%, 3 month S was 4.08%, 6 month S was 4.27%, 1 month B was 4.60%, 3 month E was 2.62% and P was 7.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.

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

(8)

Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies"

(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, the aggregate fair value of these non-qualifying assets is $16,335 or 1.6% of the Company’s total assets.

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

(13)

Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of such securities is $2,303 or 0.4% of the Company's net assets. The initial acquisition date has been included for such securities.

(14)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(15)	The annualized seven-day yield as of September 30, 2026 is 3.97%.

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Phillip Street BDC LLC (the “Company”) (formerly known as Phillip Street Middle Market Lending Fund LLC) is a Delaware limited liability company formed on July 13, 2022. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) and the Company expects to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2022. The Company commenced operations on October 6, 2022. On November 2, 2022, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase units of the Company’s limited liability interest (“Units”).

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Prepayment premiums	$—	$—	$243	$100
Accelerated amortization of upfront loan origination fees and unamortized discounts	$170	$723	$720	$1,083

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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had certain investments held in one portfolio company on non-accrual status, which represented 0.9% and 0.9% of the total investments (excluding an investment in a money market fund, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Company did not have any investments on non-accrual status.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

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
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
(6)
Through the Asset Management Valuation Committee, the Valuation Designee discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of September 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $9,835 and $16,353, respectively. Foreign currency of $2,677 and $1,930 (acquisition cost of $2,693 and $1,892) is included in cash as of September 30, 2026 and December 31, 2025, respectively.

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

The Company has a distribution reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a Unitholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the Unitholders who have not “opted out” of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Units, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional Units. Unitholders who receive distributions in the form of additional Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, Unitholders receiving distributions in the form of Units will generally be treated as receiving distributions equal to the amount of cash that would have been received if the Unitholder had received the distribution in cash (or the fair market value of the Units received through the plan, if the Company issues additional Units with a fair market value equal to or greater than net asset value); however, since the cash distributions of participants in the plan will be reinvested, those Unitholders will not receive cash with which to pay any applicable taxes.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Ally Bank (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”). These costs are amortized using the straight-line method over the term of the Credit Facility. Deferred financing costs related to the Credit Facility are presented separately as an asset in the Consolidated Statements of Financial Condition.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officers. The CODM uses Net increase (decrease) in members' capital from operations in the Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluating the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Financial Condition as "Total members' capital" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

For the three and nine months ended September 30, 2026, Management Fees amounted to $1,344 and $3,873. As of September 30, 2026, $1,344 remained payable. For the three and nine months ended September 30, 2025, Management Fees amounted to $1,413 and $4,125, respectively.

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

For the three and nine months ended September 30, 2026, the Company accrued Incentive Fees of $1,065 and $3,059, respectively. As of September 30, 2026, $1,065 remained payable. For the three and nine months ended September 30, 2025, Incentive Fees amounted to $931 and $2,488, respectively.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $245 and $604. As of September 30, 2026, $105 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $174 and $497, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses. For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $12 and $38. As of September 30, 2026, $14 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $12 and $37, respectively.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of September 30, 2026 and December 31, 2025. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$18,728	$255,742	$(274,470)	$—	$—	$—	$359
Goldman Sachs Central Government Fund - Institutional Shares	$—	$33,272	$(13,657)	$—	$—	$19,615	$38
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	10,895	—	(11,893)	—	998	—	—
Total Non-Controlled Affiliates	$29,623	$289,014	$(300,020)	$—	$998	$19,615	$397
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$9,229	$471,031	$(461,532)	$—	$—	$18,728	$625
ABC Investment Holdco Inc. (dba ABC Plumbing)	10,874	1,502	(511)	—	(970)	10,895	1,068
Total Non-Controlled Affiliates	$20,103	$472,533	$(462,043)	$—	$(970)	$29,623	$1,693

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred into this affiliate category at the beginning of the period the transfer occurred.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred out of this affiliate category at the beginning of the period the transfer occurred.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2026 and December 31, 2025, there were $108 and $161, respectively, included within Professional fees payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts” which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$935,206	$926,692	$846,642	$844,813
1st Lien/Last-Out Unitranche	64,734	64,557	55,309	55,311
Preferred Stock	101	105	—	—
Common Stock	2,249	2,198	2,249	1,397
Total investments	$1,002,290	$993,552	$904,200	$901,521

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	17.3%	30.0%	15.0%	28.2%
Diversified Consumer Services	9.5	16.5	8.0	15.1
Commercial Services & Supplies	9.3	16.1	11.8	22.3
IT Services	7.0	12.2	7.2	13.6
Wireless Telecommunication Services	6.5	11.3	6.1	11.6
Construction & Engineering	4.8	8.3	5.2	9.9
Financial Services	4.3	7.4	5.3	10.0
Trading Companies & Distributors	3.8	6.7	3.9	7.4
Food Products	3.6	6.3	3.8	7.2
Health Care Technology	3.6	6.2	3.6	6.8
Hotels, Restaurants & Leisure	3.6	6.2	3.6	6.9
Machinery	3.3	5.7	3.6	6.8
Health Care Providers & Services	2.9	5.0	3.2	6.0
Insurance	2.5	4.3	2.9	5.6
Aerospace & Defense	2.4	4.2	0.9	1.7
Health Care Equipment & Supplies	2.2	3.8	2.4	4.5
Containers & Packaging	1.9	3.4	2.2	4.1
Professional Services	1.9	3.3	1.9	3.5
Chemicals	1.9	3.3	—	—
Energy Equipment & Services	1.7	2.9	1.7	3.2
Air Freight & Logistics	1.3	2.3	1.4	2.7
Media	1.1	2.0	0.7	1.3
Electrical Equipment	0.9	1.5	0.8	1.5
Textiles, Apparel & Luxury Goods	0.7	1.3	1.1	2.1
Leisure Products	0.7	1.2	0.8	1.5
Distributors	0.5	0.8	0.5	1.0
Household Products	0.4	0.8	0.5	1.0
Consumer Staples Distribution & Retail	0.4	0.7	0.5	0.9
Specialty Retail	—	—	1.4	2.6
Total	100.0%	173.7%	100.0%	189.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$13,951	$912,741	$926,692	$—	$13,989	$830,824	$844,813
1st Lien/Last-Out Unitranche	—	—	64,557	64,557	—	—	55,311	55,311
Preferred Stock	—	—	105	105	—	—	—	—
Common Stock	—	—	2,198	2,198	—	—	1,397	1,397
Investments in Affiliated Money Market Fund	19,615	—	—	19,615	18,728	—	—	18,728
Total	$19,615	$13,951	$979,601	$1,013,167	$18,728	$13,989	$887,532	$920,249

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$892,052	Discounted cash flows	Discount Rate	8.8% - 16.1%	10.2%
	11,220	Comparable multiples	EV/EBITDA(6)	3.5x - 10.0x	6.2x
	2,161	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	64,557	Discounted cash flows	Discount Rate	9.6% - 13.9%	10.1%
Equity
Preferred Stock	$105	Comparable multiples	EV/EBITDA(6)	—	9.7x
Common Stock	2,198	Comparable multiples	EV/EBITDA(6)	9.7x - 31.1x	9.7x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$644,206	Discounted cash flows	Discount Rate	8.2% - 21.6%	9.3%
	2,616	Collateral analysis	Recovery Rate	—	100.0%
1st Lien/Last-Out Unitranche	36,939	Discounted cash flows	Discount Rate	8.1% - 9.9%	8.7%
Equity
Common Stock	$1,396	Comparable multiples	EV/EBITDA(6)	10.0x - 12.2x	11.8x

(1)
As of September 30, 2026, included within Level 3 assets of $979,601 is an amount of $7,308 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $956,609, or 97.9%, of Level 3 bank loans, corporate debt, and other debt obligations.
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

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2026
1st Lien/Senior Secured Debt	$830,824	$172,118	$—	$(6,680)	$(85,530)	$2,009	$—	$—	$912,741	$(6,541)
1st Lien/Last-Out Unitranche	55,311	16,425	—	(177)	(7,123)	121	—	—	64,557	(152)
Preferred Stock	—	101	—	4	—	—	—	—	105	4
Common Stock	1,397	—	—	801	—	—	—	—	2,198	801
Total assets	$887,532	$188,644	$—	$(6,052)	$(92,653)	$2,130	$—	$—	$979,601	$(5,888)
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$535,247	$241,306	$19	$(120)	$(76,344)	$2,200	$—	$—	$702,308	$(447)
1st Lien/Last-Out Unitranche	39,636	5,461	—	115	—	77	—	—	45,289	116
Common Stock	2,309	—	—	(495)	—	—	—	—	1,814	(496)
Total assets	$577,192	$246,767	$19	$(500)	$(76,344)	$2,277	$—	$—	$749,411	$(827)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

6. DEBT

On October 6, 2022, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 227% and 206%.

The Company's outstanding debt was as follows:

	September 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Credit Facility(1)	$750,000	$298,950	$451,050	$480,000	$30,150	$449,850
Total debt	$750,000	$298,950	$451,050	$480,000	$30,150	$449,850

(1)
Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and for the year ended December 31, 2025 was 5.57% and 6.48%, respectively. The average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and for the year ended December 31, 2025 was $440,401 and $322,050, respectively.

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

Advances under the Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Daily Simple SOFR (as defined in the Credit Facility) or (y) Term SOFR (as defined in the Credit Facility) with an Available Tenor (as defined in the Credit Facility) of either one month or three months. The applicable spread is 1.85% per annum. SPV paid a non-usage fee of 0.50% per annum for the first three months on the average daily unused amount of the financing commitments. Thereafter, SPV pays between 0.50% and 1.00% per annum, depending on the unused amount of the financing commitments, on the average daily unused amount of the financing commitments. On September 26, 2024, SPV entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment, among other things, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On December 20, 2024, SPV entered into a third amendment to the Credit Facility (the "Third Amendment"). The Third Amendment, among other things, extended the maturity date, decreased the applicable spread, increased the total commitments under the Credit Facility, and increased the accordion feature and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase in the Borrowing Base. On October 28, 2025, SPV entered into a fourth amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment, among other things, decreased the Facility Amount (as defined in the Credit Facility) to $480.00 million, decreased the applicable spread, amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase to the Borrowing Base and added the ability to borrow under a swingline sub-facility that is available on a same day basis. On January 16, 2026, SPV entered into a fifth amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment, among other things, increased the Facility Amount to $750.00 million and amended certain components of the Borrowing Base (as defined in the Credit Facility), resulting in an increase to the Borrowing Base. On March 27, 2026, SPV entered into a sixth amendment (the “Sixth Amendment”) to the Credit Facility. The Sixth Amendment removed the spread adjustment applicable to advances bearing interest based on Term SOFR (as defined in the Credit Facility).

The Credit Facility is drawable in U.S. dollars. As of September 30, 2026, the total commitments under the Credit Facility were $750,000. The Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Credit Facility to $1,000,000. Proceeds from borrowings under the Credit Facility may be used to acquire portfolio loans by SPV, fund unfunded commitments of SPV with respect to loans, make distributions to the Company or pay related expenses. All amounts outstanding under the Credit Facility must be repaid by December 20, 2029.

SPV’s obligations to the lenders under the Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments. The obligations of SPV under the Credit Facility are non-recourse to the Company, and the Company’s exposure under the Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the Credit Facility, SPV and the Company have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the collateral manager of SPV. Upon the occurrence and during the continuation of an event of default, Ally may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. As of September 30, 2026, SPV and the Company were in compliance with these covenants.

Costs of $8,806 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $4,878 and $4,727.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents summary information regarding the Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$6,381	$5,560	$18,362	$14,824
Facility fees	479	284	1,397	1,066
Amortization of financing costs	381	299	$1,119	892
Total	$7,241	$6,143	$20,878	$16,782
Weighted average interest rate	5.62%	6.65%	5.57%	6.65%
Average outstanding balance	$450,724	$331,518	$440,401	$298,259

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$750,010	$277,500	63%	$750,010	$330,000	56%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,591	$1,401
ABC Investment Holdco Inc. (dba ABC Plumbing)	3,321	1,942
Accommodations Plus Technologies LLC	879	879
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,432	2,381
Advanced Cooling Technologies, Inc.	3,038	—
AI Titan Parent, Inc. (dba Prometheus)	910	1,644
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	4,497	16,799
AQ Sunshine, Inc. (dba Relation Insurance)	5,382	3,462
Ark Data Centers, LLC	5,400	6,975
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	2,580	3,502
Burgess Pigment, LLC	2,097	—
Businessolver.com, Inc.	3,936	3,935
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	4,430	5,451
Coding Solutions Acquisition, Inc. (dba CorroHealth)	483	483
Convenient Payments Acquisition, Inc.	164	164
Crewline Buyer, Inc. (dba New Relic)	725	725
CURiO Brands LLC	1,122	1,122
Eagle Family Foods Group LLC	2,255	2,255
Edko, LLC	5,289	5,289
Engage2Excel, Inc.	165	165
EnviroSmart, LLC (dba ES Integrated)	1,211	1,504
eShipping, LLC	3,978	3,871
Frontline Road Safety Operations, LLC	2,122	2,325
Fullsteam Operations LLC	4,282	4,957
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	3,865	4,403
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	3,621	4,028
Hamilton Thorne, Inc.	547	1,528
Highfive Dental Holdco, LLC	2,546	2,892
Ideal Components Acquisition, LLC (dba Ideal Tridon)	1,942	1,930
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	2,035	2,406
KPA Parent Holdings, Inc.	1,975	2,067
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,125	1,140
Mandrake Bidco, Inc. (dba Miratech)	3,076	3,076
ML Holdco, LLC (dba MeridianLink)	1,344	1,389
NC Topco, LLC (dba NContracts)	1,833	6,415
NCWS Intermediate, Inc. (dba National Carwash Solutions)	926	2,112
Newtek Merchant Solutions, LLC (dba NewtekOne)	391	391
Octane Purchaser, Inc. (dba Office Ally)	1,013	3,547
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	2,323	2,323
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	293	3,424
One, Inc. Software Corporation	3,337	3,337
Onward AcquireCo, Inc. (dba OneStream)	7,905	—
PAS Parent Inc. (dba Pace Analytical)	4,289	4,289
PDDS Holdco, Inc. (dba Planet DDS)	1,148	1,371
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	5,705	6,934
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	2,100	3,049
Project Accelerate Parent, LLC (dba ABC Fitness)	625	625
QBS Parent, Inc. (dba Quorum Software)	6,168	6,235
Recorded Books Inc. (dba RBMedia)	452	1,870
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,921	2,496
Rubix Foods, LLC	677	846
Runway Bidco, LLC (dba Redwood Software)	5,114	5,114

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

	Unfunded Commitment Balances
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Singlewire Software, LLC	$2,258	$2,258
Sonar Acquisitionco, Inc. (dba SimPRO)	566	566
SpecialtyCare, Inc.	1,948	1,948
Splash Car Wash, Inc.	1,962	1,830
Spotless Brands, LLC	134	203
Summit Buyer, LLC (dba Classic Collision)	8,306	9,887
Sundance Group Holdings, Inc. (dba NetDocuments)	427	5,016
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,698	2,391
Superman Holdings, LLC (dba Foundation Software)	2,183	2,183
Supreme Fitness Group NY Holdings, LLC	860	860
TEI Intermediate LLC (dba Triumvirate Environmental)	1,563	3,071
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	1,200	7,107
TM Restaurant Group LLC	1,286	1,286
Tropical Bidco, LLC (dba Tropical Cheese)	1,609	965
Trystar, LLC	4,261	7,461
UFT Buyer LLC (dba United Flow Technologies)	1,853	2,187
US Signal Company, LLC	880	3,521
USA DeBusk, LLC	118	1,135
Vamos Bidco, Inc. (dba VIP)	4,987	7,905
VASA Fitness Buyer, Inc.	512	3,088
VisionSafe Holdings, Inc.	509	509
Wellness AcquisitionCo, Inc. (dba SPINS)	458	458
Westwood Professional Services Inc.	617	1,405
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,609	1,609
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	2,451	2,728
BCTO Bluebill Buyer, Inc. (dba Ren)	—	948
Celero Commerce LLC	—	1,879
Circustrix Holdings, LLC (dba SkyZone)	—	251
Kene Acquisition, Inc. (dba Entrust)	—	4,036
Onyx CenterSource, Inc.	—	31
PT Intermediate Holdings III, LLC (dba Parts Town)	—	832
Valet Waste Holdings, Inc. (dba Valet Living)	—	1,399
Total 1st Lien/Senior Secured Debt	$181,795	$236,376
1st Lien/Last-Out Unitranche
Everest Portfolio Company, LLC	8,326	—
K2 Towers II, LLC	559	559
K2 Towers III, LLC	2,650	3,561
Peppertree Towers, LLC	90	90
Skyway Towers Intermediate LLC	3,478	4,566
Tarpon Towers II LLC	731	938
EIP Consolidated, LLC (dba Everest Infrastructure)	—	167
Towerco IV Holdings, LLC	—	702
Total 1st Lien/Last-Out Unitranche	$15,834	$10,583
Total	$197,629	$246,959

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
For the Nine Months Ended September 30, 2026
January 16, 2026	2,647,756	$52,500
Total capital drawdowns	2,647,756	$52,500

The Company did not issue a capital drawdown during the nine months ended September 30, 2025.

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

The following table summarizes the distributions declared on the Units and Units distributed pursuant to the DRIP to Unitholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Unit		Units
For the Nine Months Ended September 30, 2026
February 25, 2026	April 2, 2026	April 29, 2026	$0.44		593,014
May 6, 2026	July 2, 2026	July 29, 2026	$0.44		608,055
August 6, 2026	October 2, 2026	October 29, 2026	$0.52	(1)	732,310
For the Nine Months Ended September 30, 2025
February 26, 2025	April 2, 2025	April 30, 2025	$0.48	(2)	489,194
May 7, 2025	July 2, 2025	July 29, 2025	$0.46		481,232
August 6, 2025	October 2, 2025	October 30, 2025	$0.47		496,376

(1)
$0.05 is considered a capital gain distribution.
(2)
$0.04 is considered a capital gain distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in Members' Capital from operations	$11,832	$11,116	$32,087	$29,591
Weighted average units outstanding	28,250,476	21,553,021	27,513,793	21,070,986
Basic and diluted earnings (loss) per unit	$0.42	$0.52	$1.17	$1.40

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

Phillip Street BDC LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$19.83	$19.84
Net investment income (loss)	1.39	1.43
Net realized and unrealized gains (losses)(2)	(0.22)	(0.01)
Net increase (decrease) in Members' Capital from operations(2)	$1.17	$1.42
Distributions from net investment income	(0.88)	(0.94)
Total increase (decrease) in Members' Capital	$0.29	$0.48
Members' Capital, end of period	$20.12	$20.32
Units outstanding, end of period	28,435,537	21,699,483
Weighted average units outstanding	27,513,793	21,070,986
Total return based on Members' Capital (3)	5.90%	7.16%
Supplemental Data/Ratio:(4)
Members' Capital, end of period	$572,066	$440,832
Ratio of net expenses to average Members' Capital	7.10%	7.86%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average Members' Capital	1.31%	1.81%
Ratio of interest and other debt expenses to average Members' Capital	5.05%	5.27%
Ratio of incentive fees to average Members' Capital	0.74%	0.78%
Ratio of total expenses to average Members' Capital	7.10%	7.86%
Ratio of net investment income to average Members' Capital	9.25%	9.46%
Portfolio turnover	10%	14%

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

11. SUBSEQUENT EVENTS

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company ("RIC"), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2022. From our formation in 2022 through September 30, 2026, we originated approximately $1,531.7 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to invest, under normal circumstances, at least 90% of our net assets (plus any borrowings for investment purposes) in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds, preferred stock of and other instruments, portfolio companies that provide exposure to fixed-income instruments. These other instruments may not by definition be fixed-income instruments, but structurally have the underlying investment risk and return profile and income-payment profile of fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual EBITDA, adjusted for certain one-time and non-recurring expenses that are outside the ordinary operations of these companies, along with companies that we determine, based on other metrics, including recurring revenue or tower cash flow, are middle market companies. Following such time that the aggregate amount of capital contributions to us made by Unitholders equals or exceeds $450 million, but subject to market conditions and the availability of suitable investment opportunities, we generally expect to target allocations among private middle-market credit obligations and related instruments in the following ratios: (i) 45% to companies with between $5 million and $25 million of EBITDA, and (ii) 55% to companies with between $25 million and $75 million of EBITDA, in each case adjusted for certain one-time and non-recurring expenses that are outside the ordinary operations of these companies. Notwithstanding the foregoing, we may invest on an opportunistic basis in credit obligations of private middle-market companies with EBITDA outside of the foregoing ranges, including credit obligations of companies that we believe are middle market companies based on metrics such as recurring revenue and tower cash flow, as opposed to EBITDA. In addition, as a result of fluctuations in the asset value of one asset relative to another asset, private middle-market credit obligations and related instruments may not reflect the foregoing targets or may represent less than 90% of our net assets (plus any borrowings for investment purposes) at any time. However, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations. In addition, we are subject to the investment guidelines, which are further described in “Item 1. Business—Investment Criteria” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our 2025 Annual Report.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$935.21	$926.69	$846.64	$844.81
First Lien/Last-Out Unitranche	64.73	64.56	55.31	55.31
Preferred Stock	0.10	0.10	—	—
Common Stock	2.25	2.20	2.25	1.40
Total investments	$1,002.29	$993.55	$904.20	$901.52

The weighted average yield by asset type of our portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.1%	9.3%	9.1%	9.2%
First Lien/Last-Out Unitranche(2)(3)	9.5%	9.6%	8.8%	8.7%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	9.1%	9.3%	9.0%	9.1%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	92	93
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.6x	5.7x
Weighted average interest coverage(3)	2.2x	2.2x
Median EBITDA(3)	$91.64 million	$81.49 million
Weighted average EBITDA(3)	$106.37 million	$99.80 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average EBITDA is weighted based on the fair value of our performing debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of September 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 9.5% and 8.0% of total debt investments at fair value, respectively.

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

	As of
	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	973.06	97.9	892.87	99.0
Grade 3	11.85	1.2	8.65	1.0
Grade 4	8.64	0.9	—	—
Total Investments	$993.55	100.0%	$901.52	100.0%

The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $11.85 million being downgraded from a grade 2 investment performance rating to a grade 3 investment performance rating due to financial underperformance. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $8.64 million being downgraded from a grade 3 investment performance rating to a grade 4 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$992.82	99.1%	$904.20	100.0%
Non-accrual	9.47	0.9%	—	—
Total Investments	$1,002.29	100.0%	$904.20	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2026	September 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$3.02	$116.87
First Lien/Last-Out Unitranche	—	11.02
Preferred Stock	—	—
Common Stock	—	—
Total	$3.02	$127.89
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$14.72	$48.88
First Lien/Last-Out Unitranche	—	3.68
Preferred Stock	—	—
Common Stock	—	—
Total	$14.72	$52.56
Net increase in portfolio	$(11.70)	$75.33
Number of new portfolio companies with new investment commitments	—	10
Total new investment commitment amount in new portfolio companies	$—	$94.72
Average new investment commitment amount in new portfolio companies	—	9.5
Number of existing portfolio companies with new investment commitments	3	6
Total new investment commitment amount in existing portfolio companies	$3.02	$33.17
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.1%	9.5%
Weighted average yield on new investment commitments(5)	9.1%	9.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.0%	10.7%
Weighted average yield on investments sold or repaid(7)	9.0%	10.7%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, exclude unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Total investment income	$23.30	$19.77	$67.59	$55.14
Net expenses	(10.11)	(9.00)	(29.34)	(25.04)
Net investment income (loss)	$13.19	$10.77	$38.25	$30.10
Net realized gain (loss) on investments	—	0.02	—	0.02
Net unrealized appreciation (depreciation) on investments	(1.34)	0.32	(6.06)	(0.60)
Net realized and unrealized gains (losses) on foreign currency translations and transactions	(0.02)	0.01	(0.10)	0.07
Net realized and unrealized gains (losses)	$(1.36)	$0.35	$(6.16)	$(0.51)
Net increase (decrease) in members' capital from operations	$11.83	$11.12	$32.09	$29.59

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest income	$22.74	$19.17	$66.13	$53.59
Dividend income	0.12	0.16	0.40	0.45
Other income	0.44	0.44	1.06	1.10
Total investment income	$23.30	$19.77	$67.59	$55.14

•
Interest income increased from $19.17 million and $53.59 million for the three and nine months ended September 30, 2025 to $22.74 million and $66.13 million for the three and nine months ended September 30, 2026, primarily due to the deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest and other debt expenses	$7.24	$6.14	$20.88	$16.78
Management fees	1.34	1.41	3.87	4.12
Incentive fees	1.07	0.93	3.06	2.49
Professional fees	0.15	0.16	0.60	0.51
Directors’ fees	0.04	0.06	0.14	0.18
Other general and administrative expenses	0.27	0.30	0.79	0.96
Total expenses	$10.11	$9.00	$29.34	$25.04

In the table above:

•
Interest and other debt expenses increased from $6.14 million and $16.78 million for the three and nine months ended September 30, 2025 to $7.24 million and $20.88 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the period.
•
Incentive Fees increased from $0.93 million and $2.49 million for the three and nine months ended September 30, 2025 to $1.07 million and $3.06 million for the three and nine months ended September 30, 2026. The increase was primarily driven by the performance of the investment portfolio. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
Management Fees decreased from $1.41 million and $4.12 million for the three and nine months ended September 30, 2025 to $1.34 million and $3.87 million for the three and nine months ended September 30, 2026. The decrease was primarily driven by the decrease in the management fee rate. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Unrealized appreciation	$0.52	$1.32	$1.95	$2.61
Unrealized depreciation	(1.86)	(1.00)	(8.01)	(3.21)
Net change in unrealized appreciation (depreciation) on investments	$(1.34)	$0.32	$(6.06)	$(0.60)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	($ in millions)
Portfolio company:
TM Restaurant Group LLC	$0.24		$0.83
Eagle Family Foods Group LLC	0.09		0.08
Superman Holdings, LLC (dba Foundation Software)	0.05		(0.12)
Businessolver.com, Inc.	—	(2)	(0.24)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	—	(2)	0.77
Crewline Buyer, Inc. (dba New Relic)	(0.01)		(0.34)
Frontline Road Safety Operations, LLC	(0.01)		(0.61)
DFS Holding Company, Inc.	(0.01)		(0.24)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	(0.05)		(0.11)
Tropical Bidco, LLC (dba Tropical Cheese)	(0.06)		(0.15)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	(0.09)		(0.05)
Hamilton Thorne, Inc.	(0.12)		(0.47)
VASA Fitness Buyer, Inc.	(0.12)		(0.12)
Circustrix Holdings, LLC (dba SkyZone)	(0.18)		(0.49)
Summit Buyer, LLC (dba Classic Collision)	(0.22)		(0.35)
Other, net (1)	(0.29)		(3.55)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.56)		(0.90)
Total	$(1.34)		$(6.06)

(1) For the three and nine months ended September 30, 2026, Other, net includes gross unrealized appreciation of $0.14 million and $0.28 million, and gross unrealized depreciation of $(0.43) million and $(3.83) million.

(2) Amount rounds to less than $0.01 million.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2026 was primarily driven by the widening of spreads due to portfolio company specific factors.

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

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as it may be amended or amended and restated from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Credit Facility, or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 227% and 206% .

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$750.01	$277.50	63%	$750.01	$330.00	56%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2026
January 16, 2026	2,647,756	$52.50
Total capital drawdowns	2,647,756	$52.50

We did not issue a capital drawdown during the nine months ended September 30, 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter and (2) an Incentive Fee based on pre-incentive fee net investment income. Under the Administration Agreement, pursuant to which the Administrator will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2026:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility(1)	$451.05	$—	$—	$451.05	$—

(1) Provides, under certain circumstances, a total borrowing capacity of $1 billion.

Credit Facility

On February 10, 2023, we entered into the Revolving Credit Facility, which, as of September 30, 2026, allowed the SPV to borrow up to $750 million at any one time outstanding, subject to leverage and borrowing base restrictions. For further details, see Note 6 “Debt―Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer or its designee as set forth in the relevant credit agreement. As of September 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$181.80	$236.38
First Lien/Last-Out Unitranche	15.83	10.58
Total	$197.63	$246.96

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our 2025 Annual Report.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations in the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2026 and December 31, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure. The table is not impacted by investments that are non-income producing, investments that are on non-accrual status, and assets and liabilities that are non-interest rate sensitive. Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2026 and December 31, 2025, it does not adjust for potential changes in credit markets or the credit quality of our investments that could affect net income. Changes in interest rate risk exposure are primarily driven by changes in the size and composition of our investment portfolio and borrowing structure, as well as changes in the reference rates applicable to our performing debt investments (excluding investments on non-accrual status).

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$23.79	$(12.59)	$11.20	$21.67	$(12.52)	$9.15
Up 200 basis points	15.86	(8.39)	7.47	14.45	(8.35)	6.10
Up 100 basis points	7.93	(4.20)	3.73	7.22	(4.17)	3.05
Up 75 basis points	5.95	(3.15)	2.80	5.42	(3.13)	2.29
Up 50 basis points	3.96	(2.10)	1.86	3.61	(2.09)	1.52
Up 25 basis points	1.98	(1.05)	0.93	1.81	(1.04)	0.77
Down 25 basis points	(1.98)	1.05	(0.93)	(1.81)	1.04	(0.77)
Down 50 basis points	(3.96)	2.10	(1.86)	(3.61)	2.09	(1.52)
Down 75 basis points	(5.95)	3.15	(2.80)	(5.42)	3.13	(2.29)
Down 100 basis points	(7.93)	4.20	(3.73)	(7.22)	4.17	(3.05)
Down 200 basis points	(15.84)	8.39	(7.45)	(14.35)	8.35	(6.00)
Down 300 basis points	(23.54)	12.59	(10.95)	(20.23)	12.52	(7.71)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our 2025 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2026
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

3.3

Second Amended and Restated Limited Liability Company Agreement of Phillip Street Middle Market Lending Fund LLC, dated December 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01579), filed on December 5, 2025).

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

Phillip Street BDC LLC

Date: November 10, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)